Form 10-Q
period 1996-06-30
ZERON ACQUISITIONS II INC
filed 1997-10-07
CIK 891168

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON AUGUST 7, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                 Commission File Number
June 30, 1996                              0-23328

ZERON ACQUISITIONS II, INC.

(Exact Name of Registrant as Specified in its Charter)

     NEVADA                              13-3666344
(State of Other Jurisdiction of          I.R.S. Employer
Incorporation or Organization)          Identification No.

370 Lexington Avenue, 19th Floor, New York, New York 10017
(Address of Principal Executive Offices)          Zip Code

Registrant's Telephone Number, Including Area Code (212) 687-4230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,          278,750
     (Title of Class)               (Shares outstanding at
                                        June 30, 1996)

ZERON ACQUISITIONS II, INC.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 1996

INDEX

                                                  Page

PART I     FINANCIAL INFORMATION

ITEM 1     Balance Sheet, June 30, 1996               2

           Statement of Income and Expenses,
           June 30, 1996                              3

           Statement of Stockholders' Equity
           for the period ended June 30, 1996         4

           Statement of Cash Flows, June 30, 1996     5

           Notes to Financial Statements              6

           Management's Discussion and
           Analysis of Results of Operations          7

PART II     Other Information - Items 1-6             7

Signatures                                            8






(i)

ZERON ACQUISITIONS II, INC.
(A development stage company)

BALANCE SHEET

Unaudited

ASSETS
                                                         June     December
                                                       30, 1996      31, 1995

Current Assets:
  Cash...........................................     $   1,545      $568,105
  Certificate of Deposit.........................       559,956             0
  Prepaid Assets.................................           588             0

     Total Current Assets...........................    562,084       568,105

Other Assets:
  Due for Zeron International Ltd................         2,331
  Organization Costs-Net of Amortization.........            67           117

     Total Other Assets.............................      2,398           117

     TOTAL ASSETS...................................  $ 564,487      $568,222


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts Payables and Accrued Expenses........      $      0       $  7,100

     TOTAL CURRENT LIABILITIES......................         0          7,100

Stockholder's Equity:
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  278,750 shares June 30, 1996 and
  December 31, 1995.............................          279             279

  Preferred Stock, par value $.001; authorized
  15,000,000 shares, none issued and outstanding.           0               0

  Additional Paid-In Capital....................      624,860         624,860

  Deficit Accumulated During Development Stage...     (60,652)        (64,017)

     TOTAL STOCKHOLDER'S EQUITY.....................  564,487         561,122

     TOTAL LIABILITIES AND STOCKHOLDER'S
      EQUITY........................................ $564,487        $568,222

ZERON ACQUISITIONS II, INC.
(A development stage company)

STATEMENT OF INCOME AND EXPENSES

Unaudited

     FOR THE PERIODS
                                                                 (Cumulative)
                                                                   11/16/92
                              1/1/96      1/1/95      1/1/94     (Inception)
                                to          to          to           to
                             6/30/96     6/30/95     6/30/94       6/30/96


INTEREST INCOME........     $ 11,814    $  8,137    $  5,748     $  41,033

EXPENSES:

  Consulting...........            0       3,750           0        29,375
  Rent.................            0       3,750       2,500        29,375
  New York State and City
     Franchise Tax.......        346       1,191         729         5,115
  Filing Fees............      2,222       1,985         754         9,097
  Amortization...........         50          50          50           433
  Bank Charges...........        212         235         125         1,700
  Professional Fees......      5,619      11,106       2,875        24,750
  Office.................          0         500           0         1,840

     Total Expenses......      8,449      22,567       7,033       101,685

NET INCOME (LOSS) FOR
  PERIOD.................   $  3,365    $(14,430)   $ (1,285)     $(60,652)

EARNINGS (LOSS) PER SHARE.. $    .01    $   (.05)   $   (.00)

WEIGHTED AVERAGE OF
  OUTSTANDING SHARES......   278,750     278,750     278,750

ZERON ACQUISITIONS II, INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY

Unaudited

FOR THE PERIOD INDICATED

                                                                      Total
                                        Additional     Retained       Stock-
                              Common     Paid-In       Earnings       Holders
                              Stock      Capital      (Deficit)       Equity

Issuance of Common Shares on
 June 4, 1992 at par value
 ($.001 per share) For Cash   $ 160     $  1,440                    $  1,600

Sale of 18,750 Shares for
 Cash in July, 1992              19       29,981                      30,000

Net Loss for Period Ended
 December 31, 1992                                    $    (62)          (62)

Net Loss for Period Ended
 December 31, 1993                                      (1,766)       (1,766)

Sale of 100,000 Shares -
  January 13, 1994              100      624,900                     625,000

Deferred Offering Costs
  Charged to Paid-In-
  Capital                                (31,461)                    (31,461)

Net Loss For Period Ended
  December 31, 1994                                    (27,184)      (27,184)

Total Stockholders Equity -
  December 31, 1994             279      624,860       (29,012)      596,127

Net Loss for Period Ended
  December 31, 1995                                    (35,005)      (35,005)

Total Stockholders Equity -
  December 31, 1995             279      624,860       (64,017)      561,122

Net Income for Period Ended
 June 30, 1996                                           3,365         3,365

Total Stockholders Equity -
 June 30, 1996                 $279     $624,860      $(60,652)     $564,487

ZERON ACQUISITIONS II, INC.
(A development stage company)

STATEMENT OF CASH FLOWS

FOR THE PERIODS
                                                                (Cumulative)
                                                                  11/16/92
                              1/1/96      1/1/95      1/1/94     (Inception)
                               to           to          to           to
                             6/30/96     6/30/95     6/30/94      6/30/96

CASH FLOWS FROM OPERATING
     ACTIVITIES:
  Net Income (Loss)         $  3,365    $(14,430)    $ (1,285)    $ (60,652)
  Adjustments to Reconcile
    Net Loss to net cash
    used by operating
    activities
  Non-cash items included
    in loss:
  Amortization                    50          50           50           433

CHANGES IN ASSETS AND
     LIABILITIES:

  Certificate of Deposits   (559,956)          0            0      (559,956)
  Other Assets                (2,919)          0            0        (3,419)
  Current Liabilities         (7,100)     (8,750)           0             0

Cash Provided (Used) in
  Operations                (566,560)    (23,130)      (1,235)     (623,594)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
  Issuance of Common Stock -
    Net of Costs                   0           0      615,220       625,139

NET INCREASE (DECREASE)
    IN CASH                 (566,560)    (23,130)     613,985         1,545

CASH AT BEGINNING OF
    PERIOD                   568,105     604,660        8,149             0

CASH AT END OF PERIOD       $  1,545    $581,530     $622,134     $   1,545

ZERON ACQUISITIONS II, INC.

NOTES TO FINANCIAL STATEMENTS

Unaudited

June 30, 1996



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended June 30, 1996, the Company had no operational activities other than the preparation for the public offering as presented in the Balance Sheet. The recovery of assets and the continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing and upon future profitable operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ZERON ACQUISITIONS II, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

June 30, 1996


     At June 30, 1996, the Company's current assets amounted to $562,084, while current liabilities amounted to $-0-.

     The Company has been seeking potential business ventures in which, in the opinion of management, would provide a profit to the Company.



PART II     OTHER INFORMATION

Item 1     Legal Proceedings - None

Item 2     Changes in Securities - None

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Securities Holders
          - None

Item 5     Other Information - None

Item 6     Exhibits and Reports on Form 8-K - None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZERON ACQUISITIONS II, INC.

                                   Gary Takata
                              By:________________________________
                                   Gary Takata
                                   President and Director

Date: August 7, 1996