Form 10-Q
period 1996-09-30
ZERON ACQUISITIONS II INC
filed 1997-10-07
CIK 891168

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON NOVEMBER 5, 1996 PURSUSANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended               Commission File Number
September 30, 1996                         0-23328

ZERON ACQUISITIONS II, INC.
(Exact Name of Registrant as Specified in its Charter)

     NEVADA                              13-3666344
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,          278,750
     (Title of Class)               (Shares outstanding at
                                        September 30, 1996)

ZERON ACQUISITIONS II, INC.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 1996

INDEX

                                                  Page

PART I     FINANCIAL INFORMATION

ITEM 1    Balance Sheet, September 30, 1996          2

          Statement of Income and Expenses,
          September 30, 1996                         3

          Statement of Stockholders' Equity
          for the period ended September
          30, 1996                                   4

          Statement of Cash Flows, September
          30, 1996                                   5

          Notes to Financial Statements              6

          Management's Discussion and
          Analysis of Results of Operations          7

PART II     Other Information - Items 1-6           11

Signatures                                          12




(i)

ZERON ACQUISITIONS II, INC.
(A development stage company)

BALANCE SHEET

Unaudited

ASSETS
                                                       September     December
                                                       30, 1996      31, 1995
Current Assets:
  Cash...........................................     $265,115      $568,105
  Certificate of Deposit.........................      269,777             0
  Prepaid Assets.................................          921             0

     Total Current Assets...........................   535,813       568,105

Other Assets:
  Due for Zeron International Ltd................        2,331
  Organization Costs-Net of Amortization.........           42           117

     Total Other Assets.............................     2,373           117

     TOTAL ASSETS...................................  $538,186      $568,222


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts Payables and Accrued Expenses........      $  5,000      $  7,100

     TOTAL CURRENT LIABILITIES......................     5,000         7,100

Stockholder's Equity:
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  278,750 shares September 30, 1996 and
  December 31, 1995.............................           279          279

  Preferred Stock, par value $.001; authorized
  15,000,000 shares, none issued and outstanding.            0            0

  Additional Paid-In Capital....................       624,860      624,860

  Deficit Accumulated During Development Stage...      (91,953)     (64,017)

     TOTAL STOCKHOLDER'S EQUITY.....................   533,186      561,122

     TOTAL LIABILITIES AND STOCKHOLDER'S
      EQUITY.......................................   $538,186     $568,222

ZERON ACQUISITIONS II, INC.
(A development stage company)

STATEMENT OF INCOME AND EXPENSES

Unaudited

     FOR THE PERIODS
                                                                 (Cumulative)
                                                                   11/16/92
                                    1/1/96    1/1/95    1/1/94   (Inception)
                                     to        to        to         to
                                   9/30/96   9/30/95   9/30/94     9/30/96


INTEREST INCOME..............     $ 17,081  $ 12,145  $  9,022   $  46,300

EXPENSES:

  Consulting.................       11,250    11,250     5,000      40,625
  Rent.......................       11,250    11,250     5,000      40,625
  New York State and City
     Franchise Tax.............        346     1,191       729       5,115
  Filing Fees................        3,289     2,738     1,712      10,164
  Amortization...............           75        75        75         458
  Bank Charges...............          397       310       200       1,885
  Professional Fees..........       18,410    11,456     3,175      37,541
  Office.....................            0       500         0       1,840

     Total Expenses............     45,017    38,770    15,891     138,253

NET INCOME (LOSS) FOR
  PERIOD....................      $(27,936) $(26,624) $ (6,869)   $(91,953)

EARNINGS (LOSS) PER SHARE...      $   (.10) $   (.10) $   (.02)

WEIGHTED AVERAGE OF
  OUTSTANDING SHARES........       278,750   278,750   278,750

ZERON ACQUISITIONS II, INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY

Unaudited

FOR THE PERIOD INDICATED

                                                                     Total
                                            Additional   Retained    Stock-
                                   Common     Paid-In    Earnings    Holders
                                   Stock      Capital   (Deficit)    Equity

Issuance of Common Shares on
 June 4, 1992 at par value
 ($.001 per share) For Cash        $ 160     $  1,440                $  1,600

Sale of 18,750 Shares for Cash
  in July, 1992                       19       29,981                  30,000

Net Loss for Period Ended December
 31, 1992                                                  $    (62)  (   62)

Net Loss for Period Ended December
  31, 1993                                                   (1,766)  (1,766)

Sale of 100,000 Shares -
  January 13, 1994                   100      624,900                 625,000

Deferred Offering Costs Charged
  to Paid-In-Capital                          (31,461)                (31,461)

Net Loss For Period Ended December
 31, 1994                                                   (27,184)  (27,184)

Total Stockholders Equity -
 December 31, 1994                   279      624,860       (29,012)  596,127

Net Loss for Period Ended December
 31, 1995                                                   (35,005)  (35,005)

Total Stockholders Equity -
 December 31, 1995                   279      624,860       (64,017)  561,122

Net Income for Period Ended
 September 30, 1996                                         (27,936)  (27,936)

Total Stockholders Equity -
 September 30, 1996                 $279     $624,860      $(91,953) $533,186

ZERON ACQUISITIONS II, INC.
(A development stage company)

STATEMENT OF CASH FLOWS

FOR THE PERIODS
                                                                  (Cumulative)
                                                                    11/16/92
                                  1/1/96      1/1/95      1/1/94   (Inception)
                                   to           to          to         to
                                 9/30/96     9/30/95     9/30/94     9/30/96

CASH FLOWS FROM OPERATING
     ACTIVITIES:
  Net Income (Loss)            $(27,936)    $(26,624)    $ (6,869)  $ (91,953)
  Adjustments to Reconcile
    Net Loss to net cash used
    by operating activities
  Non-cash items included in loss:
  Amortization                       75           75           75         458

CHANGES IN ASSETS AND LIABILITIES:

  Certificate of Deposits      (269,777)           0            0    (269,777)
  Other Assets                   (3,252)           0       21,306      (3,752)
  Current Liabilities            (2,100)       6,250            0       5,090

Cash Provided (Used) in
  Operations                   (302,990)     (20,299)      14,512    (360,024)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
  Issuance of Common Stock -
    Net of Costs                      0            0      596,414     625,139

NET INCREASE (DECREASE) IN
     CASH                      (302,990)     (20,299)     610,926     265,115

CASH AT BEGINNING OF PERIOD     568,105       604,660       8,149           0

CASH AT END OF PERIOD          $265,115      $584,361    $619,075   $ 265,115

ZERON ACQUISITIONS II, INC.

NOTES TO FINANCIAL STATEMENTS

Unaudited

September 30, 1996



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended September 30, 1996, the Company had no operational activities other than the preparation for the public offering as presented in the Balance Sheet. The recovery of assets and the continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing and upon future profitable operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ZERON ACQUISITIONS II, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

September 30, 1996


     As of July 1, 1996, Global Business Alliance, Inc., a Canadian corporation, owner of hardware, software, and certain assets including but not limited to the rights to the IBEX 2000 system, entered into an agreement (the "Transfer Agreement") to assign the license for the IBEX 1000, all rights for the IBEX 2000 and certain other assets (the "Assets") to Zeron Acquisitions II, Inc. (the "Company"). The Company intends to use the Assets in order to market and further commercialize the IBEX 1000 system and further develop, market and commercialize the IBEX 2000 system. As consideration for the acquisition of the Assets, the Company will pay $100 and assume the obligation to pay royalty payments to Global Business Alliance, Inc. pursuant to certain license agreements. The closing of the transaction is subject to many preconditions, and numerous other terms described in the Transfer Agreement.

     Global Business Alliance, Inc. is in the business of providing global electronic network services allowing organizations of all sizes to conduct a complete range of essential business functions with one another electronically over a secured open architecture over a variety of networks including the Internet.

     In connection with the transaction, Zeron Acquisitions II, Inc. shall validly issue and deliver 9,681,500 common shares of Zeron's duly authorized, fully paid and non-assessable common stock, $.001 par value, as follows:
4,840,750 shares to Metcalfe Investments Limited, 1,500,000 shares to The Mady Jalinous Trust and 3,340,750 shares to Mady Jalinous. The 9,681,500 common shares will represent approximately 95.6% of the Company's outstanding common stock following the closing.

     Effective at closing, the officers and directors of Zeron Acquisitions II, Inc. will resign in favor of Peter Sandiford and Mady Jalinous as replacement directors. Gary Takata, a current officer and director of Zeron Acquisitions II, Inc., and Johann Wong, an affiliate of the Placement Agent conducting the Private Placement described below, were granted the right to designate one member to Zeron's board of directors subject to the reasonable approval of Peter Sandiford and Mady Jalinous. The right to designate a director expires on the occurrence of certain events.

Preconditions

     Among the preconditions that must be satisfied prior to a closing under the Transfer Agreement is the provision of opinion letters from Global Business Alliance, Inc.'s counsel and auditors that the proposed transaction will not be subject to any adverse application of any "Bulk Sale" statutes to which Global Business Alliance, Inc. is subject and that Global Business Alliance, Inc.'s liabilities will not become or be required to be disclosed for financial reporting purposes as liabilities of the Company.

     Among the additional preconditions are the receipt of all required third party consents, opinion letters, necessary approvals, and the resignation of the Company's current directors and officers, to be replaced by Peter Sandiford and Mady Jalinous.

Private Placement

     The Company agreed to use its best efforts to conduct a private placement ("Private Placement") of its convertible preferred stock (the "Preferred Shares"). The Company intends to raise not less than $2,750,000 and up to $5,500,000 by the sale of its Preferred Shares. The Preferred Shares will bear an annual dividend of 9% payable in additional shares of preferred stock.

     The Preferred Shares will be convertible into common stock of the Company at the investor's option at the lesser of 60% of the offering price per share of the Company's common stock in any secondary public offering, or 70% of the sales price per share or valuation of the Company's common stock in any combination, merger or non-public offering equity transaction or sale by the Company in any of which the Company raises in the aggregate at least $2.5 million dollars, but in any event at not less than $2.50 per common share nor more than $7.50 per common share, prior to anti-dilution adjustments.

     At the election of each holder of Preferred Shares, 50% of such Preferred Shares may be converted into common stock of the Company at 60% of the average closing bid price per share of the Company's common stock for the five trading days prior to such conversion on such exchange where the common stock is trading, provided such conversion is elected within six months of the latest sale date of any Preferred Shares in the private offering of up to 1,100,000 Preferred Shares and prior to the transaction described above. In the event the transaction described above does not close within six months of the latest sale date of any Preferred Shares in the private offering of up to 1,100,000 Preferred Shares, then 100% of the Preferred Shares may be so converted. The conversion price shall be no less than $2.50 nor more than $7.50 per common share, prior to anti-dilution adjustments.

     The Preferred Shares and underlying equity will be issued subject to demand registration and piggy-back registration rights.

     The net proceeds of the Private Placement will be employed by the Company as follows: up to $1,800,000 shall be applied to prepaid royalties under the License Agreement to be used to satisfy certain of Global Business Alliance, Inc.'s liabilities. A maximum of $900,000 of the first $2,500,000 of proceeds of the Private Placement may be employed for such purpose, and an additional $.75 of each dollar raised in the Private Placement in excess of $2,500,000 may be employed for such purpose, up to an aggregate of $1,800,000 for all such payments. The additional Private Placement proceeds shall be utilized for general corporate purposes and working capital.

     The closing on a minimum of $2,500,000 net proceeds from the Private Placement is a precondition to the closing of the transaction with Global Business Alliance, Inc.

     The Private Placement and closing under the Transfer Agreement may occur contemporaneously. Global Business Alliance, Inc. may determine at any time not to consummate the purchase of the Assets transaction described in the Transfer Agreement.

     For each public or private offering of the Company's common stock or any successor security or any security or debt instrument exchangeable or convertible into common stock (which are so actually converted) commenced at any time before the common shares of the Company into which the Preferred Shares are convertible are fully registered as described above, and are free trading without any restriction, and which offering is subsequently completed at a per share price of less than $6.25, subject to adjustment for mergers, stock splits, recapitalizations and similar anti-dilution adjustments; then for each such public offering or for private offerings which raise in the aggregate not less than $2.5 million dollars (other than the Private Placement described in the Transfer Agreement), the Company shall issue to every holder of Preferred Shares for no additional consideration sufficient shares of common stock (or any successor security) so as to make the average price paid by each such holder the same price as offered in the aforedescribed public or private offering. Such additional shares will be included in the registration statement filed or to be filed in connection with any such public offering, or in the case of a private offering in a registration statement relating to such additional shares, so that the additional shares shall be fully registered and freely tradable. The Company will bear the entire expense of any such registration. The Company's additional shares will be distributed comtemporaneously with the distribution of securities to the public or private offerees of the Company's offering, as the case may be. In the event the entire Private Placement described in the Transfer Agreement is raised by sale of Preferred Shares in the Private Placement, then the anti-dilution protection described above shall be provided to the holders of Preferred Shares regardless of the aggregate amount of funds raised in private offerings.

     The Company has engaged the services of domestic and off-shore placement agents to sell the Preferred Shares. The off-shore placement agent (the "Off-Shore Placement Agent") for the Private Placement will receive commissions of 7%, a non-accountable expense allowance of 3% and warrants to purchase one share of the Company's common stock for each $10 raised in the Private Placement. The Warrants will be exercisable for five years, at the lesser of $6.25 or 105% of the conversion price of the Preferred Shares. In the event the Off-Shore Placement Agent assists in the raising of funds contemplated by the Private Placement, then the Off-Shore Placement Agent will receive only the non-accountable expense allowance and one warrant for each $10 raised in connection with such funds. The warrant exercise price is subject to adjustment upon the occurence of certain events. The Off-Shore Placement Agent will not receive commissions, non-accountable expense allowance, common stock, or warrants for any funds not raised by the Off-Shore Placement Agent or for which the Off-Shore Placement Agent did not assist. In the event not less than $5,000,000 is raised in the Private Placement, the Off-Shore Placement Agent will also receive 40,000 shares of the Company's common stock as additional compensation. The Off-Shore Placement Agent will receive a pro rata portion of the aforedescribed 40,000 common shares to the extent the Private Placement raises at least $2.1 million dollars but less than $5.0 million dollars of net proceeds.

     The Off-Shore Placement Agent will receive cash commissions of 10% of the amount raised by it. The Off-Shore Placement Agent will receive ten (10) Warrants for each eight (8) Preferred Shares sold in the Private Placement to purchase up to a maximum of 1,000,000 common shares of the Company's common stock at $2.50 per share. The Warrant will be issued with demand and piggyback registration rights relating to the underlying common stock.

     All shares issuable upon conversion of the Preferred Shares will be issued in reliance on the exemption under Regulation S under the Securities Act of 1933, as amended, if applicable.

Shares in Escrow

     Of the Company's common shares to be issued to Metcalfe Investments Limited, The Mady Jalinous Trust and Mady Jalinous, Metcalfe Investments Limited and Mady Jalinous shall each deposit 1,223,342 common shares in escrow as security against claims against the Company by creditors of Global Business Alliance, Inc. and in the event of a determination that certain liabilities of Global Business Alliance, Inc. become or are deemed to be liabilities of the Company.

Change in Control

     Upon closing and issuance of 9,681,500 shares of the Company's common stock to Metcalfe Investments Limited, The Mady Jalinous Trust and Mady Jalinous, they will collectively own approximately 95.6% of the outstanding shares of common stock of the Company as of the closing.


Uncertainty of Closing

     There are no assurances that the preconditions to closing described in the Transfer Agreement will be satisfied, nor that a closing will take place pursuant to the Transfer Agreement. The Transfer Agreement including the preconditions to closing may be modified upon the consent of the Company and Global Business Alliance, Inc.

General Financial Information

     At September 30, 1996, the Company's current assets amounted to $535,813, while current liabilities amounted to $5,000.

     In connection with the transactions with Global Business Alliance, Inc. as described above, the Company has paid legal fees of approximately $14,999 as of September 30, 1996.



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

Date: November 5, 1996