Form 10-K
period 1996-12-31
ZERON ACQUISITIONS II INC
filed 1997-10-07
CIK 891168

THIS DOCUMENT IS A COPY OF THE 10-K FILED ON MARCH 26, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1996

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 0-23328

             ZERON ACQUISITIONS II, INC.
(Exact Name of Registrant as Specified in its Charter)

     NEVADA                              13-3666344
(State or Other Jurisdiction of          (I.R.S. Employer
Incorporation of Organization)          Identification No.)

370 Lexington Avenue, 19th Floor, New York, New York     10017

(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 687-4230

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
Title of each class                    on which registered

________________________________     ______________________________

________________________________     ______________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
_________________________________________________________________
(Title of class)

_________________________________________________________________
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

The aggregate market value of the voting stock held by non-affiliates of the registrant is $625,000.00.

Note:     If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value          278,750
  (Title of Class)               (Shares outstanding at
                                     December 31, 1996)

                          ZERON ACQUISITIONS II, INC.
                                  FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                              INDEX                         Page

PART I

Item 1          Business                                        1

Item 2          Properties                                      1

Item 3          Legal Proceedings                               1

Item 4          Submission of Matters to a Vote of
                Security Holders                                1

PART II

Item 5          Market for the Registrant's Securities
                and Related Stockholder Matters                 2

Item 6          Selected Financial Data                         2

Item 7          Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                   2

Item 8          Financial Statements and Supplementary
                Data                                            2

Item 9          Disagreements on Accounting and
                Financial Disclosure                            3

PART III

Item 10         Directors and Executive Officers
                of the Registrant                               3

Item 11         Executive Compensation                          5

Item 12         Security Ownership of Certain Beneficial
                Owners and Management                           5

Item 13         Certain Relationships and Related
                Transactions                                    6

PART IV

Item 14         Exhibits, Financial Statement, Schedules
                and Reports on Form 8-K                         6

Signatures                                                     14





                                 PART 1

Item 1.     Business

            The Company was incorporated on March 6, 1992 in the State of Nevada. The Company was formed to provide a vehicle to acquire or merge with a business or company. As of December 31, 1996, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company.


Item 2.     Properties

            The Company at present has no real property and maintains an office at the office of its President, Gary Takata, at 370 Lexington Avenue, Suite 1808, New York, New York 10017.


Item 3.     Legal Proceedings

            None


Item 4.     Submission of Matters to a Vote of Security Holders

            None

                                 PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

            There is no established public trading market for the Company's Common Stock.

            Number of Shareholders - 24


Item 6.     Selected Financial Data

                                1996         1995         1994

Income from Operations        $      0     $      0     $      0
Total Current Assets           532,668      568,105      604,660
Other Assets                        17          117          217
Total Assets                   532,685      568,222      604,877
Total Current Liabilities       15,300        7,100        8,750
Long-Term Obligations                0            0            0
Dividends                            0            0            0
Total Stockholders Equity      517,385      561,122      596,127


Item 7.     Management's Discussion and Analysis of Results of
            Operations

          The Company's public offering was declared effective on July 14, 1993. The Company offered a total of 200,000 Common Shares (par value $.001 per share) and a minimum of 100,000 Common Shares at an offering price of $6.25 per Share. On January 13, 1994, the Company closed on 100,000 Shares for an aggregate $625,000.

          At December 31, 1996, the Company's current assets amounted to $532,668, while current liabilities amounted to $15,300. In addition, organization costs amounted to $17. The Company earned interest income of $23,426. The Company incurred expenses including legal fees in the amount of $67,163 in connection with the investigation of potential acquisition candidates.

          During 1996, the Company incurred expenses of $29,905 in connection with its investigation of potential business ventures and an attempted acquisition.


Item 8.      Financial Statements

             Attached

Item 9.      Disagreements on Accounting and Financial Disclosures

             None

                                  PART III

Item 10.     Directors and Executive Officers

             The executive officers and directors of the Company are as follows:

     Name                              Age          Position(s) Held

Gary Takata                             62          President, Secretary-
370 Lexington Avenue, 19th Fl.                      Treasurer and Director
New York, New York 10017

Shigeru Masuda                          51          Chairman of the Board
117 East 57th Street                                of Directors
New York, New York 10022

     Gary Takata (age 62), has been the Company's President, Secretary-Treasurer and Director since inception on March 6, 1992. Mr. Takata was president, secretary-treasurer and director of Zeron Acquisition I, Inc., a Nevada corporation (formerly Pilgrim Acquisition Corp.) from its inception on August 15, 1989 until his resignation on April 30, 1992. Zeron Acquisition I, Inc. acquired Advanced Orthopedic Technologies, Inc. on April 30, 1992. Advanced Orthopedic Technologies, Inc. is engaged in the business of providing professional prosthetic and orthotic services to the general public. Mr.
Takata was also a principal founder of and has served as a Director of Oncogene Science, Inc. from May, 1983 to the present, T-Cell Sciences, Inc.
from January, 1984 to July, 1986, Hollywood Way Pictures from April 15, 1986 to the present, IFF International (formerly Wellsway Ventures, Inc.) from September 23, 1986 until September, 1987, and Global Venture Corporation from May, 1986 to July, 1989. Global Venture Corporation, an inactive public shell, acquired Pribilof Island Processors, Inc. located in the Bering Sea on July
26, 1989. Pribilof Island Processors, Inc. is a processor of crabs and fish. From April, 1988 until December, 1989, Mr. Takata was a principal founder of and had served as a Director of Telor Ophthalmic Pharmaceutical Inc., a Delaware company engaged in drug development for eye disorders. From March
6, 1992 to the present, Mr. Takata has also been the president, secretary-treasurer and director of Jupiter Acquisitions, Inc., a "blank check" company incorporated under the laws of the State of Nevada on March 6, 1992. From
June 15, 1992 until his resignation in Janauary, 1994, Mr. Takata has also been the president, secretary-treasurer and director of Vista Technologies, Inc. (formerly Mercury Acquisitions, Inc.). Since December, 1992 to August
30, 1993, Mr. Takata was also a director and 50% shareholder of The S.I.N.C.L.A.R.E. Group, Inc. (formerly Third Lloyd Funding, Inc.), a company incorporated under the laws of the State of New York on August 20, 1990. From November 16, 1992 to the present, Mr. Takata has also been the president, secretary and director of Neptune Acquisitions, Inc., Juno Acquisitions, Inc., Athena Acquisitions, Inc., Saturn Acquisitions, Inc. and Mars Acquisitions, Inc., "blank check" companies incorporated under the laws of the State of Nevada on November 16, 1992.

     Mr. Takata was a Director of Medi-RX America, Inc. from March, 1986 to February, 1988, and Neurotech Corporation from June, 1986 to May, 1988. From January, 1984 to August, 1986, Mr. Takata was a partner of Seed Equities, a partnership engaged in venture capital. Previously, Mr. Takata was employed at Philips Appel & Walden, Inc. (member New York Stock Exchange) from 1961 to 1983. He received a BBA in 1956 and an MBA (with distinction) from the University of Michigan in 1958. Mr. Takata is engaged in other activities and will devote at least 10 hours per month to the activities of the Company. In addition to the time to be devoted by Mr. Takata to the Company, Mr. Takata has agreed to devote 150 hours of his time to the affairs of other companies of which he is an officer and director.

     Shigeru Masuda (age 51), has been Chairman of the Board of Directors of the Company since inception on March 6, 1992. Mr. Masuda was a director of Zeron Acquisition I, Inc., a Nevada corporation (formerly Pilgrim Acquisition Corp.) from its inception on August 15, 1989 until his resignation on April 30, 1992. Zeron Acquisition I, Inc. acquired Advanced Orthopedic Technologies, Inc. on April 30, 1992. Advanced Orthopedic Technologies, Inc. is engaged in the business of providing professional prosthetic and orthotic services to the general public. From March 6, 1992 to the present, Mr. Masuda has also been the chairman of the board of directors of Jupiter Acquisitions, Inc., a "blank check" company incorporated under the laws of the State of Nevada on March 6, 1992. From June 15, 1992 until his resignation in January, 1994, Mr. Masuda has also been the chairman of the board of directors of Vista Technologies, Inc. (formerly Mercury Acquisitions, Inc.). Mr. Masuda has been the Chairman of The ZERON Group, Inc., (formerly known as ORIX Corporation) since May, 1989. Based in New York, The ZERON Group is a private merchant bank and investment management company which participates mainly in Japanese and U.S. growth stocks. The ZERON Group also advises on strategic alliances between Japanese and U.S. companies. Mr. Masuda has also been the president of Zeron Capital Management, Inc. since May, 1989. From 1978 to 1980, Mr. Masuda was President of S. Masuda Inc., an international management consulting firm. Mr. Masuda is also Chairman of ZYRUS Corporation, a computer software development company in Japan, founded in 1989. Mr. Masuda served as Senior Consultant to Booz, Allen & Hamilton, international management consultants from 1973 to 1977, and from 1978 to 1983 he served as Senior Advisor to Booz, Allen & Hamilton (Japan). During the course of his career, Mr. Masuda has served as consultant and advisor on international business strategies to the senior executives of many leading U.S. and Japanese corporations. Mr. Masuda is a member of The Forum for Policy Innovation (Japan), a roundtable of prominent Japanese businessmen. Mr. Masuda, a Japanese citizen, received his B.A. from Keio University in Tokyo in 1966 and his MBA from Columbia Graduate School of Business in 1973. Mr. Masuda has devoted up to 5 hours per months to the activities of the Company.


Item 11.     Executive compensation

          Pursuant to an oral agreement, the Company is renting office space, on an annual basis, from Gary Takata, the Company's President, Secretary-Treasurer and Director. The office is located at 370 Lexington Avenue, Suite 1808, New York, New York 10017, at an annual fee of $15,000 payable monthly.

          There are no employment agreements contemplated for the services of the Company's officers and directors nor current intentions to compensate officers and directors in the future.


Item 12.    Management's Remuneration and Transactions

     a.     Security Ownership of Certain Beneficial Owners

          The following table sets forth the number and percentage, as of December 31, 1996 of the Company's Common Shares owned of record and beneficially by each person owning more than 5% of such Common Shares and by all officers and directors, as a group. Each of these persons may be deemed a parent and promoter as those terms are defined in the Act.

                    Name of               Amount & Nature
                    Beneficial            of Beneficial     Percentage
Title of Class      Owner                 Ownership         of Class

Common              Shigeru Masuda           80,000          28.70%
                    Louise Jones Takata      74,000          26.55%


     b.     Security Ownership of Management

                    Shigeru Masuda           80,000          28.70%
                    Louise Jones Takata      74,000          26.55%

                    All Officers and
                    Directors as a
                    Group (1) as of
                    December 31,
                    1996                     80,000          28.70%


Item 13.     Certain Relationships and Related Transactions

          1. The Company currently utilizes the office of its President, Secretary-Treasurer and Director, Gary Takata, at 370 Lexington Avenue, Suite 1808, New York, New York 10017. Pursuant to oral agreement, these facilities are provided on an annual basis for $15,000 per year commencing January 14, 1994, the closing of the Company's public offering.

          2. The Company entered into a consulting agreement with The Zeron Group, Inc., a New York corporation. Shigeru Masuda, the Company's Chairman of the Board of Directors, has been chairman of The Zeron Group, Inc. since May, 1989. The annual fee pursuant to the agreement is $15,000 commencing January 14, 1994, the closing of the Company's public offering. Pursuant to the consulting agreement, The Zeron Group, Inc. will devote up to five hours per month in the search for and evaluation of potential acquisition candidates.

          3. On November 19, 1996, Gary Takata, the Company's President and Director, gifted 80,000 shares of common stock to Louise Jones Takata for no consideration. Louise Jones Takata is the wife of Gary Takata.

          4. On December 13, 1996, Louise Jones Takata gifted 6,000 common stock to One World Asset Management Limited, a Bermuda corporation, for no consideration.

                                  PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (1) Form 8-K dated March 6, 1997 is hereby incorporated by reference.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Zeron Acquisitions II, Inc.
370 Lexington Avenue, 19th Floor
New York, New York 10017

     We have audited the accompanying balance sheet of Zeron Acquisitions II, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the 1996 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Zeron Acquisitions II, Inc. as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and the March 6, 1992 (inception) through December 31, 1995 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1996 were audited by another auditor whose report dated February 27, 1996 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeron Acquisitions II, Inc. as of December 31, 1996, and the results of its operations and cash flows for year then ended, in conformity with generally accepted accounting principles.

                              Respectfully submitted,

                              /s/ Mayer Rispler & Company, P.C.

                              Mayer Rispler & Company, P.C.
                              Certified Public Accountants

March 18, 1997
Brooklyn, New York

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS

                                                         December 31,
                                                   1996            1995

Current Assets
  Cash and Equivalents (Note 1)                  $ 530,337     $ 568,105
  Loan Receivable                                    2,331          -0-

     Total Current Assets                        $ 532,668     $ 568,105

Other Assets
  Organization Costs-Net of Amortization
                                    (Note 1)            17           117

     TOTAL ASSETS                                $ 532,685     $ 568,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payables and Accrued Expenses         $  15,300     $   7,100

Commitments and Other Matters (Note 3)

Stockholders' Equity (Note 2)
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  278,750 shares in 1996 and 1995                      279           279

  Preferred Stock, par value $.001 authorized
  15,000,000 shares, none issued and outstanding       -0-           -0-

  Additional Paid-In Capital                       624,860       624,860

  Deficit Accumulated During Development Stage    (107,754)      (64,017)

     TOTAL STOCKHOLDERS' EQUITY                    517,385       561,122

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 532,685     $ 568,222





The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

                                                          March 6, 1992
                                                          (Inception)
                                                            through
                            1996       1995       1994   December 31, 1996

INTEREST INCOME:        $ 23,426   $ 16,268   $ 12,614    $  52,645

EXPENSES:

  Consulting (Note 3)     15,000     15,000     14,375       44,375
  Rent (Note 3)           15,000     15,000     14,375       44,375
  Corporation Franchise
                Taxes      2,467      3,291        729        7,236
  Filing Fees              4,244      3,996      2,689       11,119
  Amortization               100        100        100          483
  Bank Charges               447        405        340        1,935
  Office                     -0-        500      1,340        1,840
  Professional Fees       29,905     12,981      5,850       49,036

NET LOSS                $(43,737)  $(35,005)  $(27,184)   $(107,754)


NET LOSS PER COMMON
             SHARE      $(   .16)  $(   .13)  $(   .10)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    278,750    278,750    278,750









The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
                                                                      Total
                                          Additional                  Stock-
                                Common     Paid-In     Accumulated    Holders
                                Stock      Capital      (Deficit)     Equity

Issuance of Common Shares on
 June 4, 1992 at par value
 ($.001 per share) For Cash     $160      $  1,440                    $  1,600

Sale of 18,750 Shares for Cash
 in July, 1992                    19        29,981                      30,000

Net Loss-Inception to December
 31, 1992                                              $    (62)        (   62)

Net Loss-December 31, 1993                               (1,766)        (1,766)

Sale of 100,000 Shares-
 January 13, 1994                100       624,900                     625,000

Deferred Offering Costs Charged
 to Paid-In Capital                        (31,461)                    (31,461)

Net Loss-December 31, 1994                               (27,184)      (27,184)

Balance-December 31, 1994        279       624,860       (29,012)      596,127

Net Loss                                                 (35,005)      (35,005)

Balance-December 31, 1995        279       624,860       (64,017)      561,122

Net Loss                                                 (43,737)      (43,737)

Balance-December 31, 1996       $279      $624,860     $(107,754)     $517,385








The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

                                                               March 6, 1992
                                                                (Inception)
                                                                  through
                                1996     1995      1994      December 31, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Loss                 $(43,737)   $(35,005)   $(27,184)   $(107,754)

  Adjustments to reconcile
  net loss to net cash used
  in operating activities

  Amortization                  100         100         100          483

CHANGES IN ASSETS AND
LIABILITIES:

  Loan Receivable            (2,331)                              (2,331)
  Other Assets                  -0-         -0-      21,306         (500)
  Accounts Payable and
    Accrued Expenses          8,200      (1,650)      8,750       15,300

Cash Provided (Used) in
 Operations                 (37,768)    (36,555)      2,972      (94,802)

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Issuance of Common Stock-
   Net of Costs                 -0-         -0-     593,539      625,139

NET INCREASE (DECREASE) IN
 CASH & EQUIVALENTS         (37,768)    (36,555)    596,511      530,337

CASH & EQUIVALENTS -
 BEGINNING OF YEAR          568,105     604,660       8,149          -0-

CASH & EQUIVALENTS -
 END OF YEAR               $530,337    $568,105    $604,660    $ 530,337






The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Background

     Zeron Acquisitions II, Inc. (the Company) was organized under the laws of the State of Nevada on March 6, 1992. Its purpose is to provide a vehicle to acquire or merge with another entity. Since the Company has not yet begun operations, it is considered a development stage Company.

Cash & Equivalents

     Cash and equivalents are stated at cost plus accrued interest. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

     At December 31, 1996 and 1995, the Company maintained all its cash in one commercial bank.

Organization Costs

     Organization costs are being amortized on the straight line method over a period of five years.

Loss Per Share of Common Stock

     Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 75,000,000 common shares with a par value of $.001, and 15,000,000 blank check preferred shares with a par value of $.001. On June 4, 1992, the Company issued a total of 160,000 shares of its common stock to its officers for a total consideration of $1,600 ($.01 per share).

     On June 4, 1992, the Board of Directors authorized the sale, through a self underwriting, a minimum of 100,000 Common Shares and a maximum of 200,000 Common Shares at $6.25 per share.

     During the period of July 1, 1992 through July 15, 1992, the Company issued a total of 18,750 shares of its common stock ($.001 par value) to various individuals for a total consideration of $30,000 ($1.60 per share).

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STTEMENTS
DECEMBER 31, 1996
(CONTINUED)


     On January 14, 1994, the Company closed on the minimum of 100,000 shares at an aggregate of $625,000.

NOTE 3 - COMMITMENTS AND OTHER MATTERS

     a. The Company currently utilizes the office of its President. Pursuant to an oral agreement, these facilities are provided on an annual basis for $15,000 per year commencing January 14, 1994, the closing of the Company's public offering.

     b. The Company entered into a consulting agreement with the Zeron Group, Inc., a New York corporation. The Company's Chairman of the Board of Directors, has been chairman of the Zeron Group, Inc. since May, 1989. The annual fee pursuant to the agreement is $15,000 commencing January 14, 1994, the closing of the Company's public offering. Pursuant to the consulting agreement, the Zeron Group, Inc. will devote up to five hours per month in the search for and evaluation of potential acquisitions.

     c. Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management have other interests including business interests to which they devote their primary attention. Management may continue to do so not withstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest and possibly, a breach of directors' duty of loyalty to the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ZERON ACQUISITIONS II, INC.
                              (Registrant)

                                   Gary Takata
                              By:________________________________
                                   Gary Takata
                                   President, Secretary-Treasurer
                                   and Director


                              Date: 3/26/97


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


                                   Gary Takata
                              By:________________________________
                                   Gary Takata
                                   President, Secretary-Treasurer
                                   and Director


                              Date: 3/26/97