Form 10-Q
period 1997-03-31
ZERON ACQUISITIONS II INC
filed 1997-10-07
CIK 891168

FORM 10-Q


THIS DOCUMENT IS A COPY OF THE 10-Q FULED ON MAY 8, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended               Commission File Number
March 31, 1997                              0-23328

ZERON ACQUISITIONS II, INC.
(Exact Name of Registrant as Specified in its Charter)

     NEVADA                                13-3666344
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,          278,750
     (Title of Class)               (Shares outstanding at
                                        March 31, 1997)

ZERON ACQUISITIONS II, INC.



INDEX

                                                  Page

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

          Balance Sheet as of March 31, 1997
          (unaudited) and December 31, 1996          3

          Statement of Operations For the Three
          Months Ended March 31, 1997 and
          1996 (unaudited)                           4

          Statement of Stockholders' Equity
          (unaudited)                                5

          Statement of Cash Flows For the
          Three Months Ended March 31, 1997
          & 1996 (unaudited)                         6

          Notes to Financial Statements            7-8


ITEM 2    Management's Discussion and
          Analysis of Results of Operations          9


PART II   Other Information - Items 1-6              9

Signatures                                          10

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS

                                                  March 31,    December 31,
                                                    1997           1996
                                                (unaudited)
Current Assets
  Cash and Equivalents (Note 1)                  $ 533,234      $ 530,337
  Loan Receivable                                    2,331          2,331

     Total Current Assets                        $ 535,565      $ 532,668

Other Assets
  Organization Costs-Net of Amortization
                      (Note 1)                         -0-             17

     TOTAL ASSETS                                $ 535,565     $  532,685

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payables and Accrued Expenses         $  21,843     $   15,300

Commitments and Other Matters (Note 3)

Stockholders' Equity (Note 2)
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  278,750 shares in 1997 and 1996                      279            279

  Preferred Stock, par value $.001 authorized
  15,000,000 shares, none issued and outstanding       -0-            -0-

  Additional Paid-In Capital                       624,860        624,860

  Deficit Accumulated During Development Stage    (111,417)      (107,754)

     TOTAL STOCKHOLDERS' EQUITY                    513,722        517,385

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 535,565     $  532,685





The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE PERIODS


                                   January 1,   January 1,   November 16, 1992
                                     to            to            (Inception)
                                   March 31,    March 31,          through
                                     1997         1996         March 31, 1997

INTEREST INCOME:                   $ 6,188      $ 5,357        $  58,833

EXPENSES:

  Consulting (Note 3)                3,750          -0-           48,125
  Rent (Note 3)                      3,750          -0-           48,125
  Corporation Franchise Taxes          431          346            7,667
  Filing Fees                          778        1,279           11,897
  Amortization                          17           25              500
  Bank Charges                          75           61            2,010
  Office                               -0-          -0-            1,840
  Professional Fees                  1,050        4,350           50,086

  Total Expenses                     9,851        6,061          170,250

NET LOSS                           $(3,663)    $    704        $(111,417)


NET LOSS PER COMMON SHARE          $(  .01)    $(    .0)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                 278,750      278,750






The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Total
                                           Additional                 Stock-
                                 Common     Paid-In     Accumulated   Holders
                                   Stock     Capital     (Deficit)    Equity

Issuance of Common Shares on
 June 4, 1992 at par value
 ($.001 per share) For Cash     $    160   $  1,440                   $ 1,600

Sale of 18,750 Shares for Cash
 in July, 1992                        19     29,981                    30,000

Net Loss-Inception to December
 31, 1992                                                 $ (   62)      ( 62)

Net Loss-December 31, 1993                                  (1,766)    (1,766)

Sale of 100,000 Shares-
 January 13, 1994                    100   624,900                    625,000

Deferred Offering Costs Charged
 to Paid-In Capital                        (31,461)                   (31,461)

Net Loss-December 31, 1994                                 (27,184)   (27,184)

Balance-December 31, 1994            279   624,860         (29,012)   596,127

Net Loss                                                   (35,005)   (35,005)

Balance-December 31, 1995            279   624,860         (64,017)   561,122

Net Loss                                                   (43,737)   (43,737)

Balance-December 31, 1996            279   624,860        (107,754)   517,385

Net Loss                                                    (3,663)    (3,663)

Balance-March 31, 1997              $279  $624,860       $(111,417)  $513,722





The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE PERIODS

                                     January 1,  January 1,  November 16, 1992
                                        to          to          (Inception)
                                     March 31,   March 31,        through
                                        1997       1996        March 31, 1997

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net Loss                           $( 3,663)   $(43,737)    $(111,417)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities

  Amortization                             17         100           500

CHANGES IN ASSETS AND LIABILITIES:

  Loan Receivable                         -0-      (2,331)       (2,331)
  Other Assets                            -0-         -0-         ( 500)
  Accounts Payable and
    Accrued Expenses                    6,543       8,200        21,843

Cash Provided (Used) in
 Operations                             2,897     (37,768)      (91,905)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Common Stock-
   Net of Costs                          -0-          -0-       625,139

NET INCREASE (DECREASE) IN
 CASH & EQUIVALENTS                    2,897      (37,768)      533,234

CASH & EQUIVALENTS -
 BEGINNING OF YEAR                   530,337      568,105           -0-

CASH & EQUIVALENTS -
 END OF YEAR                        $533,234     $530,337     $ 533,234







The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Background

     Zeron Acquisitions II, Inc. (the Company) was organized under the laws of the State of Nevada on March 6, 1992. Its purpose is to provide a vehicle to acquire or merge with another entity. Since the Company has not yet begun operations, it is considered a development stage Company.

Basis of Presentation

     The unaudited financial statements included herein have been prepared by Zeron Acquisitions II, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made, when read in conjunction with the audited fiscal 1996 financial statements, are adequate to make the information presented not misleading.

Cash & Equivalents

     Cash and equivalents are stated at cost plus accrued interest. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

     At March 31, 1997 and December 31, 1996, the Company maintained all its cash in one commercial bank.

Organization Costs

     Organization costs are being amortized on the straight line method over a period of five years.

Loss Per Share of Common Stock

     Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STTEMENTS
MARCH 31, 1997
(CONTINUED)


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

ZERON ACQUISITIONS II, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

MARCH 31, 1997


     At March 31, 1997, the Company's current assets amounted to $535,565, while current liabilities amounted to $21,843.

     The Company has been seeking potential business ventures in which, in the opinion of management, would provide a profit to the Company. As of yet, the Company has not located any such businesses.



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

                              ZERON ACQUISITIONS II, INC.

                                   Gary Takata
                              By:______________________________
                                   Gary Takata
                                   President and Director

Date: May 8, 1997