Form 10-Q
period 1997-06-30
ZERON ACQUISITIONS II INC
filed 1997-10-07
CIK 891168

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON AUGUST 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended               Commission File Number
June 30, 1997                          0-23328

ZERON ACQUISITIONS II, INC.
(Exact Name of Registrant as Specified in its Charter)

     NEVADA                              13-3666344
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,          278,750
     (Title of Class)               (Shares outstanding at
                                        June 30, 1997)

ZERON ACQUISITIONS II, INC.



INDEX

                                                  Page

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

          Balance Sheet as of June 30, 1997
          (unaudited) and December 31, 1996          3

          Statement of Operations For the Six
          Months Ended June 30, 1997 and
          1996 (unaudited)                           4

          Statement of Stockholders' Equity
          (unaudited)                                5

          Statement of Cash Flows For the
          Six Months Ended June 30, 1997
          & 1996 (unaudited)                         6

          Notes to Financial Statements            7-8


ITEM 2     Management's Discussion and
          Analysis of Results of Operations          9


Signatures                                          10

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS

                                                   June 30,     December 31,
                                                    1997            1996
                                                  (unaudited)
Current Assets
  Cash and Equivalents (Note 1)                    $ 536,244     $ 530,337
  Loan Receivable                                      2,331         2,331
  Prepaid Taxes                                          870           -0-

     Total Current Assets                          $ 539,445     $ 532,668

Other Assets
  Organization Costs-Net of Amortization (Note 1)        -0-            17

     TOTAL ASSETS                                  $ 539,445     $ 532,685

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payables and Accrued Expenses           $  28,800     $  15,300

Commitments and Other Matters (Note 3)

Stockholders' Equity (Note 2)
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  278,750 shares in 1997 and 1996                        279           279

  Preferred Stock, par value $.001 authorized
  15,000,000 shares, none issued and outstanding         -0-           -0-

  Additional Paid-In Capital                         624,860       624,860

  Deficit Accumulated During Development Stage      (114,494)     (107,754)

     TOTAL STOCKHOLDERS' EQUITY                      510,645       517,385

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 539,445     $ 532,685




The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE PERIODS


                                   January 1,   January 1,   November 16, 1992
                                     to            to           (Inception)
                                   June 30,      June 30,        through
                                     1997         1996         June 30, 1997

INTEREST INCOME:                     $12,931      $11,814      $  65,576

EXPENSES:

  Consulting (Note 3)                  7,500          -0-         51,875
  Rent (Note 3)                        7,500          -0-         51,875
  Corporation Franchise Taxes            495          346          7,731
  Filing Fees                          2,217        2,222         13,336
  Amortization                            17           50            500
  Bank Charges                           230          212          2,165
  Office                                  12          -0-          1,852
  Professional Fees                    1,700        5,619         50,736

  Total Expenses                      19,671        8,449        180,070

NET LOSS                             $(6,740)    $  3,365      $(114,494)


NET LOSS PER COMMON SHARE            $(  .02)    $(   .01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   278,750      278,750





The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Total
                                            Additional              Stock-
                                   Common     Paid-In  Accumulated  Holders
                                   Stock     Capital     (Deficit)  Equity

Issuance of Common Shares on
 June 4, 1992 at par value
 ($.001 per share) For Cash        $160      $  1,440               $  1,600

Sale of 18,750 Shares for Cash
 in July, 1992                       19        29,981                 30,000

Net Loss-Inception to December
 31, 1992                                                $ (   62)   (    62)

Net Loss-December 31, 1993                                 (1,766)   ( 1,766)

Sale of 100,000 Shares-
 January 13, 1994                   100       624,900                625,000

Deferred Offering Costs Charged
 to Paid-In Capital                           (31,461)               (31,461)

Net Loss-December 31, 1994                                (27,184)   (27,184)

Balance-December 31, 1994           279       624,860     (29,012)   596,127

Net Loss                                                  (35,005)   (35,005)

Balance-December 31, 1995           279       624,860     (64,017)   561,122

Net Loss                                                  (43,737)   (43,737)

Balance-December 31, 1996           279       624,860    (107,754)   517,385

Net Loss                                                   (6,740)    (6,740)

Balance-June 30, 1997              $279      $624,860   $(111,494)  $510,645




The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE PERIODS

                                     January 1,   January 1, November 16, 1992
                                       to            to          (Inception)
                                     June 30,      June 30,       through
                                      1997          1996        June 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                           $( 6,740)    $  3,365      $(114,494)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities

  Amortization                             17           50            500

CHANGES IN ASSETS AND LIABILITIES:

  Loan Receivable                         -0-       (2,331)        (2,331)
  Other Assets                        (   870)      (  588)        (1,370)
  Accounts Payable and
    Accrued Expenses                   13,500        7,100         28,800

Cash Provided (Used) in
 Operations                             5,907       (6,604)        88,895

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Common Stock-
   Net of Costs                           -0-          -0-       625,139

NET INCREASE (DECREASE) IN
 CASH & EQUIVALENTS                     5,907       (6,604)      536,244

CASH & EQUIVALENTS -
 BEGINNING OF YEAR                    530,337      568,105           -0-

CASH & EQUIVALENTS -
 END OF YEAR                         $536,244     $561,501     $ 536,244



The accompanying notes are an integral part of this financial statement.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997


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

Concentration of Credit Risk

     At June 30, 1997 and December 31, 1996, the Company maintained all its cash in one commercial bank.

Organization Costs

     Organization costs are being amortized on the straight line method over a period of five years.

Loss Per Share of Common Stock

     Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

ZERON ACQUISITIONS II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STTEMENTS
JUNE 30, 1997
(CONTINUED)


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

ZERON ACQUISITIONS II, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

JUNE 30, 1997


     At June 30, 1997, the Company's current assets amounted to $539,495, while current liabilities amounted to $28,800.

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

Date: August 1, 1997