Form 10-Q
period 1997-09-30
DEOTEXIS INC
filed 1997-11-14
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTHS ENDED                                COMMISSION FILE NUMBER
SEPTEMBER 30, 1997                                               0-23328

                                 DEOTEXIS, INC.
             (Exact Name of Registrant as Specified in its Charter)

   NEVADA                                                     13-3666344
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                                Identification #)


                          885 THIRD AVENUE, SUITE 2900
                         NEW YORK, NEW YORK 10022-4834
           (Address of Principal Executive Office Including Zip Code)

                                 (212) 230-2323
              (Registrant's Telephone Number Including Area Code)

                          ZERON ACQUISITIONS II, INC.
                        370 LEXINGTON AVENUE, 18TH FLOOR
                            NEW YORK, NEW YORK 10017
                 (Former Name and Former Address of Registrant,
                         if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                   YES X   NO
                                      --      --

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE                                            278,750
   (Title of Class)                   (Shares Outstanding at September 30, 1997)

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                                                                                                            PAGE
                                                                                                          ---------
Part 1. Financial Information

  Item 1.--Financial Statements

    Balance Sheet as of September 30, 1997
     (unaudited) and December 31, 1996..................................................................      3

    Statement of Operations for the Nine Months
     Ended September 30, 1997 and 1996 (unaudited)......................................................      4

    Statement of Stockholders' Equity (unaudited).......................................................      5

    Statement of Cash Flows for the Nine Months Ended September 30,
     1997 and 1996 (unaudited)..........................................................................      6

    Notes to Financial Statements.......................................................................     7-9

Item 2.--Management's discussion and analysis of results of operations..................................    10-12

Signatures..............................................................................................     13

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                     ASSETS

                                     SEPTEMBER 30,   DECEMBER 31,
                                         1997            1996
                                      (UNAUDITED)
                                     -------------   ------------
Current assets:
  Cash and equivalents (Note 1)....    $  1,281       $ 530,337
  Loan receivable..................       2,331           2,331
  Prepaid taxes....................       1,561               0
  Escrow...........................      50,000               0
                                     -------------   ------------

        Total current assets.......      55,173         532,668

Other assets:
  Organization costs--net of
  amortization (Note 1)............           0              17
                                     -------------   ------------

        Total assets...............    $ 55,173       $ 532,685
                                     -------------   ------------
                                     -------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
  expenses (Note 4)................    $ 27,500       $  15,300
                                     -------------   ------------

  Commitments and other matters
  (Note 3).........................

Stockholders' equity (Note 2)
  Common stock, par value $.001;
  authorized 75,000,000 shares,
  issued and outstanding 278,750
  shares in 1997 and 1996..........         279             279

  Preferred stock, par value $.001;
  authorized 15,000,000 shares,
  none issued and outstanding......           0               0

  Additional paid-in-capital.......     149,110         624,860

  Deficit accumulated during
  development stage................    (121,716)       (107,754)
                                     -------------   ------------

        Total stockholders'
        equity.....................      27,673         517,385
                                     -------------   ------------

        Total liabilities and
        stockholders' equity.......    $ 55,173       $ 532,685
                                     -------------   ------------
                                     -------------   ------------

    The accompanying notes are an integral part of this financial statement.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                FOR THE PERIODS

                                                                            MARCH 6, 1992
                                    JANUARY 1,           JANUARY 1,          (INCEPTION)
                                        TO                   TO                THROUGH
                                SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   SEPTEMBER 30, 1997
                                ------------------   ------------------   ------------------
Interest and other income.....       $ 16,230             $ 17,081            $  68,875
                                     --------             --------           ----------

Expenses:
  Consulting (Note 3).........          7,500               11,250               51,875
  Rent (Note 3)...............          7,500               11,250               51,875
  Corporation franchise
   taxes......................            300                  346                7,536
  Filing fees.................          2,642                3,289               13,761
  Amortization................             17                   75                  500
  Bank charges................            268                  397                2,203
  Office......................             12                    0                1,852
  Professional fees...........         11,953               18,410               60,989
                                     --------             --------           ----------

  Total expenses..............         30,192               45,017              190,591
                                     --------             --------           ----------

Net income (loss).............       $(13,962)            $(27,936)           $(121,716)
                                     --------             --------           ----------
                                     --------             --------           ----------

Net income (loss) per common
  share.......................       $   (.05)            $   (.10)
                                     --------             --------
                                     --------             --------

Weighted average number of
  shares outstanding..........        278,750              278,750
                                     --------             --------
                                     --------             --------

    The accompanying notes are an integral part of this financial statement.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                       TOTAL
                                                      ADDITIONAL      ACCUMULATED   STOCKHOLDERS
                                     COMMON STOCK   PAID-IN CAPITAL    (DEFICIT)       EQUITY
                                     ------------   ---------------   -----------   ------------
Issuance of 160,000 Common Shares
  on June 4, 1992 at par value
  ($.001 per share) for cash.......      $160          $   1,440                     $   1,600
Sale of 18,750 shares for cash in
  July 1992........................        19             29,981                        30,000
Net loss--inception to December 31,
  1992.............................                                    $     (62)          (62)
Net loss--December 31, 1993........                                       (1,766)       (1,766)
Sale of 100,000 shares--January 13,
  1994.............................       100            624,900                       625,000
Deferred offering costs charged to
  paid-in capital..................                      (31,461)                      (31,461)
Net loss--December 31, 1994........                                      (27,184)      (27,184)
                                        -----       ---------------   -----------   ------------
Balance--December 31, 1994.........       279            624,860         (29,012)      596,127
Net loss...........................                                      (35,005)      (35,005)
                                        -----       ---------------   -----------   ------------
Balance--December 31, 1995.........       279            624,860         (64,017)      561,122
Net loss...........................                                      (43,737)      (43,737)
                                        -----       ---------------   -----------   ------------
Balance--December 31, 1996.........       279            624,860        (107,754)      517,385
Distributions......................                     (475,750)                     (475,750)
Net loss...........................                                      (13,962)      (13,962)
                                        -----       ---------------   -----------   ------------
Balance--September 30, 1997........      $279          $ 149,110       $(121,716)    $  27,673
                                        -----       ---------------   -----------   ------------
                                        -----       ---------------   -----------   ------------

    The accompanying notes are an integral part of this financial statement.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                FOR THE PERIODS

                                                                                 MARCH 6, 1992
                                         JANUARY 1,           JANUARY 1,          (INCEPTION)
                                             TO                   TO                THROUGH
                                     SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   SEPTEMBER 30, 1997
                                     ------------------   ------------------   ------------------
Cash flows from operating
  activities:
  Net income (loss)................       $(13,962)            $(27,936)           $(121,716)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Amortization.....................             17                   75                  500
  Changes in assets and
    liabilities:
    Escrow.........................        (50,000)            (269,777)             (50,000)
    Loan receivable................              0                    0               (2,331)
    Other assets...................         (1,561)              (3,252)              (2,061)
    Accounts payable and accrued
      expenses.....................         12,200               (2,100)              27,500
                                          --------             --------           ----------

Cash provided (used in)
  operations.......................        (53,306)            (302,990)            (148,108)

Cash flows from financing
  activities:
Issuance of common stock--Net of
  costs............................              0                    0              625,139

Distributions......................       (475,750)                   0             (475,750)
                                          --------             --------           ----------

Net increase (decrease) in cash and
  equivalents......................       (529,056)            (302,990)               1,281

Cash and equivalents--beginning of
  period...........................        530,337              568,105                    0
                                          --------             --------           ----------

Cash and equivalents--end of
  period...........................       $  1,281             $265,115            $   1,281
                                          --------             --------           ----------
                                          --------             --------           ----------

    The accompanying notes are an integral part of this financial statement.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES:

BACKGROUND

    Deotexis, Inc. (formerly known as Zeron Acquisitions, II, Inc.) (the Company) was organized under the laws of the State of Nevada on March 6, 1992. Its purpose is to provide a vehicle to acquire or merge with another entity. Since the Company has not yet begun operations, it is considered a development stage company.

BASIS OF PRESENTATION

    The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made, when read in conjunction with the audited fiscal 1996 financial statements, are adequate to make the information presented not misleading.

CASH AND EQUIVALENTS

    Cash and equivalents are stated at cost plus accrued interest. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    At September 30, 1997 and December 31, 1996, the Company maintained all its cash in one commercial bank.

ORGANIZATION COSTS

    Organization costs are being amortized on the straight line method over a period of five years.

LOSS PER SHARE OF COMMON STOCK

    Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                  (CONTINUED)

NOTE 2--STOCKHOLDERS' EQUITY:

    The Company is authorized to issue 75,000,000 common shares with a par value of $.001 and 15,000,000 blank check preferred shares with a par value of $.001. On June 4, 1992, the Company issued a total of 160,000 shares of its common stock to its officers for a total consideration of $1,600 ($.01 per share).

    On June 4, 1992, the Board of Directors authorized the sale, through a self underwriting, of a minimum of 100,000 common shares and a maximum of 200,000 common shares at $6.25 per share.

    During the period of July 1, 1992 through July 15, 1992, the Company issued a total of 18,750 shares of its common stock ($.001 par value) to various individuals for a total consideration of $30,000 ($1.60 per share).

    On January 14, 1994, the Company closed on the minimum of 100,000 shares at an aggregate price of $625,000.

NOTE 3--COMMITMENTS AND OTHER MATTERS:

        a. Prior to the closing of the Stock Purchase Agreement referred to in Note 4 hereof, the Company utilized the office of its President. Pursuant to an oral agreement, these facilities were provided on an annual basis for $15,000 per year commencing January 14, 1994, the closing of the Company's public offering.

            Following the closing of the Stock Purchase Agreement referred to in Note 4 hereof, the Company has moved to temporary offices, at an annual cost to the Company of $5,100.

        b. The Company entered into a consulting agreement with the Zeron Group, Inc., a New York corporation. The Company's Chairman of the Board of Directors has been chairman of the Zeron Group, Inc. since May 1989. The annual fee pursuant to the agreement was $15,000 commencing January 14, 1994, the closing of the Company's public offering.

            The consulting agreement between the Company and the Zeron Group, Inc. was terminated upon the closing of the Stock Purchase Agreement referred to in Note 4 hereof.

        c.  Prior to the closing of the Stock Purchase Agreement referred to in
    Note 4 hereof, certain conflicts of interest had existed between the previous management of the Company, their affiliates and the Company. Management had other interests including business interests to which they devoted their primary attention. Following the closing of the Stock Purchase Agreement referred to in Note 4 hereof, the management of the Company consists solely of Gerold Tebbe, who is President, Secretary and Treasurer. No such conflicts are now thought to exist.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                  (CONTINUED)

NOTE 4--SUBSEQUENT EVENTS:

        (a) On October 10, 1997, the Stock Purchase Agreement dated September 30, 1997 with Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The New Shares account for 92% of the issued and outstanding common stock of the Company and therefore give OHL control over the Company. Prior to the closing of the Stock Purchase Agreement, Gary Takata, then President, Secretary and a Director of the Company, and Shigeru Masuda, then Chairman of the Board of Directors of the Company, together beneficially owned 55.2% of the common stock of the Company and controlled the Company. Upon the closing of the Stock Purchase Agreement and in accordance with the provisions thereof, Mr. Masuda resigned as a Director of the Company, and Mr. Takata resigned his officerships and directorship with the Company, and appointed Gerold Tebbe sole director. Following the closing, Mr. Tebbe, as sole Director, appointed himself President, Treasurer and Secretary of the Company.

        In connection with the above, the agreements regarding rent and consulting services rendered to the Company, discussed in Note 3(a) and (b) hereto, have been terminated and all outstanding amounts payable for rent and consulting fees have been cancelled.

        (b) On October 13, 1997, by action by written consent without a meeting, OHL, as majority stockholder of the Company, acted to amend the Company's Articles of Incorporation to change the Company's corporate name to "Deotexis, Inc." An amendment to the Company's Articles of Incorporation was prepared and filed with the Secretary of State of Nevada on October 15, 1997. On October 22, 1997, all of the non-consenting stockholders of the Company were sent written notification of the action taken by the majority stockholder to change the Company's name.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                                    OPERATIONS

                               SEPTEMBER 30, 1997

     At September 30, 1997, the Company's current assets amounted to $55,173 while current liabilities amounted to $27,500.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS--NONE

ITEM 2 CHANGES IN SECURITIES--

    On October 10, 1997, the Stock Purchase Agreement dated September 30, 1997 with Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The New Shares account for 92% of the issued and outstanding common stock of the Company and therefore give OHL control over the Company. Prior to the closing of the Stock Purchase Agreement, Gary Takata, then President, Secretary and a Director of the Company, and Shigeru Masuda, then Chairman of the Board of Directors of the Company, together beneficially owned 55.2% of the common stock of the Company and controlled the Company. Upon the closing of the Stock Purchase Agreement and in accordance with the provisions thereof, Mr. Masuda resigned as a Director of the Company, and Mr. Takata resigned his officerships and directorship with the Company, and appointed Gerold Tebbe sole director. Following the closing, Mr. Tebbe, as sole Director, appointed himself
President, Treasurer and Secretary of the Company.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                                    OPERATIONS

                               SEPTEMBER 30, 1997

    The New Shares sold by the Company to OHL pursuant to the Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption therefrom afforded by Regulation S under the Act. The New Shares consisted of 4,183,125 shares of the Common Stock, $.001 par value, of the Company, and the sale thereof closed on October 10, 1997. All of the New Shares were purchased by OHL for $4 million in cash. The transaction was not underwritten, and therefore no underwriting discounts or commissions were paid.

    The New Shares were issued by the Company without registration under the Act in reliance on the exemption from registration afforded by Regulations S under the Act. The Company relied upon an opinion of counsel to Gerold Tebbe and OHL, as well as representations and warranties made by Gerold Tebbe and OHL in the Stock Purchase Agreement, to establish the necessary factual basis to determine that the Regulations S exemption was available. OHL is a corporation formed under the laws of the Turks & Caicos Islands, British West Indies. The certificates representing the New Shares were delivered to OHL upon the closing of the Stock Purchase Agreement at OHL's offices in Providenciales, Turks & Caicos Islands, British West Indies. Gerold Tebbe is a German national residing in Monaco. Further, each of Gerold Tebbe and OHL represented and warranted to the Company in the Stock Purchase Agreement that
(a) neither is a "U.S. Person," as defined in Rule 902(o) of Regulation S, and (b) that the purchase of the New Shares by OHL would not take place within the "United States," as defined in Rule 902(p) of Regulation S.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 13, 1997, by action by written consent without a meeting, OHL, as majority stockholder of the Company, acted to amend the Company's Articles of Incorporation to change the Company's corporate name to "Deotexis, Inc." An amendment to the Company's Articles of Incorporation was prepared and filed with the Secretary of State of Nevada on October 15, 1997. On October 22, 1997, all of the non-consenting stockholders of the Company were sent written notification of the action taken by the majority stockholder to change the Company's name.

                                 DEOTEXIS, INC.
                               (FORMERLY KNOWN AS
                         ZERON ACQUISITIONS, II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                                   OPERATIONS

                               SEPTEMBER 30, 1997


ITEM 5 OTHER INFORMATION--NONE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       --Form 8-K filed by the Company on August 4, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DEOTEXIS, INC.

                                BY:   /S/ GEROLD TEBBE
                                     -----------------------------------------
                                         Gerold Tebbe
                                         PRESIDENT AND DIRECTOR


Dated: November 13, 1997