Form 10-K
period 1997-12-31
DEOTEXIS INC
filed 1998-03-31
CIK 891168

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -----------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K

    (Mark One)

    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997

                                       OR

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from      to
                                  -----    -----

                            Commission file number 2844975-1

                                  Deotexis, Inc.
             --------------------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter)

                 NEVADA                                 13-3666344
 --------------------------------------  ---------------------------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

        885 Third Ave., Suite 2900
        New York, New York                                10022-4834
 --------------------------------------  ---------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including area code (212) 829-5698
Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                    ON WHICH REGISTERED
               --------------------                   ---------------------
                       N/A                                     N/A

    Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.001
                        -----------------------------
                               (Title of Class)

                                     N/A
                        -----------------------------
                               (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO
   ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    On March 25, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,644,415. Note: The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 25, 1998 was determined by reference to the latest sale of the registrant's Common Stock as of that date, which occurred in the context of a sale of securities exempt from the registration requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S promulgated by the Securities and Exchange Commission thereunder, at a price per share of approximately $.96. The registrant's Common Stock was not traded on the NASD OTC Electronic Bulletin Board, where its Common Stock is quoted, during the time period covered by this Form 10-K. As of March 25, 1998, prior to the Regulation S transaction referred to above, the next most recent sale of the registrant's Common Stock, which occurred on the NASD OTC Electronic Bulletin Board, was on February 15, 1996, at $2.4375 per share.

    As of March 25, 1998, there were 4,546,875 shares of the registrant's Common Stock outstanding.

STATEMENT ON INTERPRETATION OF FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements relating to future events or the projected future financial performance of the Company. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and Section 21E of the Exchange Act. When used herein, the words "anticipate," "intend," "plan," "believe," "in our opinion," "hope," "estimate" and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify such forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs, sources or potential sources or capital, or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those assumptions and projections set forth in, contemplated by or underlying the forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements contained herein.

                           [Cover Page--Continued]

                                 DEOTEXIS, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                                                                    PAGE
                                                                                                                    -----
PART I.....................................................................................................  4

      ITEM 1.     BUSINESS.................................................................................  4
      ITEM 2.     PROPERTIES............................................................................... 11
      ITEM 3.     LEGAL PROCEEDINGS........................................................................ 11
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 11

PART II.................................................................................................... 12

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................... 12
      ITEM 6.     SELECTED FINANCIAL DATA.................................................................. 13
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS........ 14
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.............................. 17
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................. 17
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..... 17

PART III................................................................................................... 18

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................... 18
      ITEM 11.    EXECUTIVE COMPENSATION................................................................... 21
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................... 23
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................... 24

PART IV.................................................................................................... 27

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................... 27

SIGNATURES................................................................................................. 28


                                     PART I

ITEM 1. BUSINESS.

GENERAL OVERVIEW

    Deotexis, Inc. (the "Company") was incorporated in Nevada on March 6, 1992, has no operating history, has not generated or recognized any revenues, and is in the development stage. The Company was originally organized with the sole purpose of identifying a suitable candidate to acquire or with which to merge, and its existence has been maintained since formation with that objective in mind. On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("Zeron"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights.

    The creative and technical expertise behind the Company's business is provided by Mr. Gerold Tebbe, who is a qualified textile designer with over twenty-five years of experience in the German and international textile industries. In 1970, Mr. Tebbe took over the management of his family's privately-held textile company, and refocused its activities on providing technical services to manufacturers of production machinery for woven and knitted materials. Thereafter, he rapidly built up an international customer base with sales in Europe, North America, and Japan. His company became a leader in the process of transferring complex designs from the artist's drawing board onto high-volume production machines for the manufacture of patterned cloths. This proprietary technology gave his company a unique position in its market. In the 1980s, reacting to the competitive threat to the European textile industry from low-cost imports from Asia and other low labor cost regions, Mr. Tebbe began to seek an alternative to his existing business. After experimenting with textile-based controlled-release delivery systems, he developed the product line the Company currently intends to market, which he started to test-market on a preliminary basis in the late 1980s. At that point, a dispute arose over the validity of the patents and other intellectual property employed to produce the products the Company currently intends to market. That patent dispute was resolved in Mr. Tebbe's favor by the European Patent Office in late 1996.

    The Company intends to create an organization staffed by suitably qualified executives to support Mr. Tebbe. Initially, the Company plans to generate revenues by (1) using an acquired operating company in Europe or the United States to supply product to customers who do not have the ability to license the technology and manufacture the Company's products themselves; and
(2) licensing the technology and processes required to manufacture the Company's products to consumer products manufacturing and distribution companies in return for a licensing fee. The Company plans to appoint Senior Product Managers to take responsibility for sales and licensing agreements with potential customers. The Company anticipates that the Product Managers will have experience in the licensing business. In addition, the Company hopes to acquire an operating company with a management team in place in Europe or the United States. The Company anticipates that the Product Managers will either be employees of such an acquired company or members of the newly-hired management the Company will put in place as it proceeds to expand its operations. While the Company has had preliminary discussions with several wholesale distributors and potential licensees, there can be no assurance that licensing agreements will be reached with those entities, or any others, on terms advantageous to the Company, if at all. In addition, though the Company has had preliminary discussions with a few operating companies that may be potential acquisition candidates, there can be no assurance that the Company will be able to identify a suitable company for acquisition in the United States, Europe, or any other location or, if such an entity is identified, that the Company will be able to complete such an acquisition on favorable terms. In the event the Company does not succeed in entering into licensing agreements and consummating an acquisition within its first six to twelve (6-12) months of operations, the Company's ability to produce and distribute its products and introduce them into the market in any significant way will be extremely limited.

    The Company plans to engage in the business of developing and commercializing certain patented, textile-based controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products and personal care products markets. The Company's goal is to build on its patented "know-how" in research and development, and to acquire manufacturing and marketing resources to become a profitable supplier of textile-based, controlled-release delivery systems to a wide range of industry sectors. The Company believes that its controlled-release delivery systems are unique in the way they combine microencapsulation technology with flexible fleece-type fabrics. The Company's first controlled-release delivery system was developed by Mr. Tebbe in 1987, and he filed a patent application for the technology relating thereto in that same year. The application was opposed in the European patent courts by The Procter & Gamble Company, one of the world's largest manufacturers and distributors of household and consumer products. In late 1996, the European Patent Office dismissed Procter & Gamble's challenge in favor of Mr. Tebbe's patent claims.

    The Company's technology was developed by Mr. Tebbe in Europe, where several products are now ready for further test-marketing and commercial launch by the Company. These products include: (1) the "Deotexis Deodorant Patch," a small, disposable adhesive patch which is designed for quick and easy attachment to any type of clothing, for use as a controlled-release anti-perspirant and deodorant; (2) the "Deotexis Perfume Patch," a small, disposable adhesive patch designed for easy and unobtrusive attachment to the inner surface of clothes, for controlled-release of perfume; and (3) the "Deotexis Cold Scarf," a disposable scarf impregnated with herbal substances for use by persons seeking relief from the symptoms of colds and congestion. These three products are collectively referred to herein as the "Products." The Company anticipates, and its test production and marketing support this intention, that the Products will be competitively priced in relation to alternative products employing traditional delivery systems. The Products will be sold as over-the-counter items and not as prescription medications. The Company's research and development and marketing strategy will be to avoid marketing any products requiring resource-intensive Food and Drug Administration-type approvals.

    The Company believes that the Products address the problem of effectively maintaining personal freshness for extended time periods. The Products are intended to serve as substitutes for perfumes, toiletries, cosmetics, deodorants, emollients, decongestants and other personal care products marketed with traditional delivery systems. Products employing traditional delivery systems (powders, roll-ons, creams, sprays, etc.), in the Company's view, can be inconvenient to use and, after application, rapidly deteriorate and lose their efficacy. The Company's Products are intended to provide for the controlled-release of active substances in desired quantities over an extended period of time, thereby providing a superior delivery system that avoids the "peak and valley" effect resulting from use of traditional delivery systems currently on the market. The Company intends to market the Products as an alternative to similar consumer products employing traditional delivery systems, with the advantage of extended active substance effectiveness, and the convenience of a no-mess, no-spill solution to consumers' personal care needs.

    Potential customers for the Company's products are consumers worldwide. Test-marketing in Europe has shown significant interest in the Deotexis Cold Scarf, based on its convenience, versatility and cost-effectiveness. The Company's marketing and product strategy reflects Mr. Tebbe's considerable experience with the test-marketing of the Company's Products and is designed to be responsive to the requirements of consumers and the marketplace. To reach its target markets, the Company intends to focus on two categories of sales channels : (1) wholesale distributors to drugstores and pharmacies; and
(2) licensees, which are expected to be large and medium-sized corporations in the toiletries, cosmetics, apparel, household products and personal care products markets. The Company has had preliminary discussions with several major companies in both categories and believes it will be in a position to conclude sales and licensing agreements promptly after concluding its corporate organization and staffing, though there can be no assurance that any such contracts or agreements will be consummated. In addition, the Company is moving towards execution of a formal agreement with the German distributor, KuW Hummel Vertriebs GmbH ("Hummel"), that has been manufacturing and distributing the Deotexis Cold Scarf during the test-marketing phase of operations, pursuant to which Hummel will continue to manufacture and distribute the Deotexis Cold Scarf in return for payment of licensing fees and royalties to the Company. The Company anticipates that it will be able to conclude such an agreement with Hummel in the next forty-five to sixty (45-60) days, though there can be no assurance that such an agreement will be executed in that time frame, or at all.

    The Company's marketing plan anticipates that some potential customers will require products manufactured by the Company or a Company sub-contractor. The Company therefore hopes to acquire an operating company with manufacturing capabilities in Europe or the United States within the first six to twelve (6-12) months of its operations, and thereafter use the Company's Products to diversify and expand the acquired company's sales. The Company's marketing plan further anticipates that other customers will enter into licensing agreements with the Company, under which, in return for a sales-based royalty payment to the Company, licensees will be entitled to the use of the Company's intellectual property to manufacture and distribute the Products.

STRATEGY

    The Company is engaged in the development and commercialization of certain patented, textile-based controlled-release delivery systems. The Company's intention is to build on its patented technology in research and development, and to acquire manufacturing and marketing resources to become a profitable supplier of textile-based, controlled-release delivery systems to a wide range of industry sectors. The Company's strategic objective is to establish Deotexis, Inc. as the world's leading supplier of textile-based controlled-release delivery systems and to achieve "institutional" status for the "Deotexis" brand. The Company believes that highly-recognizable institutional brand names are perceived as having well-known and recognized quality, performance, price and product distinctiveness, which is supported by the perception of permanence founded on a long history of excellence. The Company believes that, in general, institutional brands, because of the quality perceptions that attach to their products, are protected to a greater degree than non-institutional brands from swings in customer tastes and preferences, competitive developments and economic recessions. The Company has designed and will implement a competitive and sophisticated marketing strategy specifically focused on achieving institutional status for the "Deotexis" brand.

LICENSING

    Consumer markets for apparel, cosmetics, toiletries, household products and personal care products, although very large, are also highly competitive. Establishing and increasing brand recognition for a product typically requires a significant expenditure on advertising. Therefore, to avoid bearing the majority of this advertising outlay, the Company intends to market its patents and patent rights, especially in the early stages of its operations, primarily through licensing agreements.

    The Company believes that many of its customers will enter into license agreements in return for a sales-based royalty payment to the Company. It is the Company's intention to grant five (5) year licenses, extendable to ten (10) years by mutual agreement between the Company and the licensee, to large and mid-sized corporations in the apparel, cosmetics, toiletries, household products and personal care products industries. The Company will receive sales-based royalty payments in exchange for the license to use the Company's patents, patent applications, and related intellectual property necessary to manufacture and distribute the Company's Products. During the early phase of licensing activities, the Company may contribute to the promotion and advertising of the products to be sold by the licensees. Thereafter, the licensees will be responsible for the continued marketing of the Company's Products, including product promotions and advertisements. There can be no assurance that the Company will be able to enter into licensing agreements with any potential customers on terms advantageous to the Company, if at all. In the event the Company is unsuccessful in entering into licensing agreements, it will be required to expend significant funds (an estimated $15-20 million per product in Germany alone) on advertising sufficient to gain name recognition in the personal care products industry. Furthermore, the Company lacks the resources and organizational support structure to mass market its Products, assuming that there is a demand for the Company's Products, and therefore the Company is dependent either on an acquisition of an operating company or on securing other licensee corporations to manufacture and distribute its products.

    The Company intends to attract licensees through (i) attendance and display of the Company's products at trade fairs and through media exposure;
(ii) test-marketing the Company's products; (iii) Mr. Tebbe's personal contacts in the apparel, cosmetics, toiletries, pharmaceutical and personal care products industries; and (iv) word of month among satisfied customers. The Company has identified, and in some cases has had preliminary meetings with, a number of German corporations that desire to license the technology to produce the Company's Products. The Company hopes to enter into a licensing agreement with one corporation in each of the following market sectors: men's clothing, women's clothing, sports clothes, shoes, women's perfumes, men's cosmetics, personal hygiene and pharmaceutical wholesale distribution. It cannot be assumed, however, that any preliminary discussions with corporations in these market sectors will result in a definitive licensing agreement being consummated between the parties.

    The Company has identified potential markets for licensees in North America, Japan and Southeast Asia; however, the Company plans to introduce its Products in these countries after it has commenced operations and marketing in Europe. There can be no assurance, however, that the Company's Products will ever be sold successfully in the European, North American, Japanese or Southeast Asian markets.

    The Company has entered into an agreement with the law firm of Drs. Axel Meyer-Wolden, Unger, Duvinage ("Meyer-Wolden") in Munich, Germany, one of Germany's leading firms in the areas of entertainment and intellectual property. The agreement relates only to the worldwide patent for the Company's Deodorant Patch, and provides that Meyer-Wolden will introduce the Company and its products to certain potential customers and will be responsible for negotiation and administration of license agreements arising from those introductions, in return for a fee equal to 10% of all income generated by the licensing agreements resulting therefrom. Unless renewed by the parties thereto, this agreement expires in January 2002. Any fees paid to Meyer-Wolden are paid regardless of whether the Company is profitable. The Company hopes this agreement with Meyer-Wolden will provide significant potential marketing opportunities for the Company's Products.

MANUFACTURING AND DISTRIBUTION

    MANUFACTURING

    The Company's marketing plan anticipates that some potential customers will require products manufactured by the Company or a Company sub-contractor. Mr. Gerold Tebbe, President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, has developed and tested a manufacturing process for making the Company's Products in quantity at competitive cost. Development of the prototype production machines required very little money because Mr. Tebbe was able to make use of idle equipment provided to him by business associates in the textile industry. The machines have performed to specification in production test runs to date. In anticipation of forecasted future demand, before the Company has received substantial purchase orders from customers, the Company intends to acquire an operating company based either in Europe or the United States with experienced management and production capability. If possible, the Company plans to seek acquisition candidates in countries which provide favorable tax and financing structures for such transactions. Though the Company has had preliminary discussions with a few operating companies that may be potential acquisition targets, the Company has not entered into any acquisition agreements with any potential companies, and currently has made no agreement or commitment to enter into such a transaction, and the Company currently has no commitments to finance such an acquisition. Ultimately, the Company's failure to consummate such an acquisition will significantly limit the Company's ability to fully implement its current sales and marketing plan.

    DISTRIBUTION

    The Company believes it can best affect the distribution of its products by (i) entering into agreements with drug and pharmaceutical wholesale distributors to distribute the Company's Products through those companies' distribution networks, and (ii) licensing the technology and the processes required to manufacture the Company's products to consumer products manufacturing and distribution companies, in return for a licensing fee, which companies would, in turn, manufacture and distribute the Company's

Products. While the Company has had preliminary discussions with several wholesale distributors and potential licensees, there can be no assurance that such contemplated agreements will be reached on terms advantageous to the Company, if at all. In the event the Company does not succeed in entering into these licensing and distribution agreements within its first six to twelve (6-12) months of operations, the Company's ability to produce and distribute its products in the market in any significant way will be extremely limited.

    INTERNATIONAL DISTRIBUTION AND LICENSING

    The Company may in the future enter into distribution or licensing agreements with one or more United States, Japanese or Southeast Asian distributors for distribution of its products outside of Europe. Such agreements will not be entered into unless the Company believes that one or more of its products can be sold profitably in such markets, or that such distribution or licensing positions the Company for future sales in those markets. The Company has no present plans with respect to these markets, and there is no assurance that the Company will develop or pursue any such plans in the future. The Company has identified numerous direct and indirect competitors in target markets in the United States, Japan and Southeast Asia. There are no assurances that the Company will in the future expand its operations into the United States, Japanese or Southeast Asian markets. Furthermore, there can be no assurance that any attempts by the Company to expand its operations in these countries will be successful or profitable.

AGREEMENT WITH KUW HUMMEL VERTRIEBS GMBH

    Since 1993, the Company has had an informal oral agreement with KuW Hummel Vertriebs GmbH ("Hummel"), a small manufacturing and distribution company in Germany, to produce certain of the Company's Products, primarily the Deotexis Cold Scarf, in the small quantities that have been required for test-marketing and promotional purposes. The products have been manufactured on machinery the development and customization of which has, to date, been financed by Mr. Tebbe. Mr. Tebbe's wife currently owns a 49.02% interest in Hummel, and as a substantial stockholder, is able to influence the direction and affairs of Hummel's business.

    The Company is now moving to formalize its arrangement with Hummel. The Company anticipates that it will enter into a written License Agreement with Hummel within the next forty-five to sixty (45-60) days, which the Company anticipates will provide for the following basic terms. The Company expects to grant to Hummel a non-exclusive license for Hummel to manufacture and distribute certain of the Company's Products in the Federal Republic of Germany. The license will grant to Hummel the right to use Company patents relating to the Deotexis Cold Scarf and other products based on it, but licensing arrangements between the Company and Hummel with respect to other Company Products will be the subject of separate licensing agreements. Hummel will have the right to use the Deotexis name in its selling efforts, and will be entitled to receive, without payment of any additional fee, all improvements on existing products and techniques developed by the Company that relate to the licensed products. It is anticipated that Hummel will agree to commit a certain amount of money to promoting sales of the Company's Products in the fist year of the license term. Deotexis products manufactured and sold by Hummel will have to meet qualify standards specified by the Company, and the Company will have the right to verify quality at all times. In return for the grant of the license to Hummel described above, Hummel will agree to make the following payments to the Company: (1) DM5,000, due on execution of the agreement, (2) an annual license maintenance fee of DM10,000, payable on January 1 of each year, and credited against any royalties due to the Company under (3) below, and (3) a royalty equal to 8% of net sales of the licensed products (to be defined), which percentage shall reduce to 5%, in steps, on sales of the licensed products in excess of certain specified target amounts. Hummel will not be permitted to assign its rights under the License Agreement. The Company intends that the duration of the license shall be for one (1) year, renewable automatically for an additional year unless either party gives the other ninety (90) days notice of its intention not to renew, or unless a party has breached its obligations under the agreement. It is anticipated that the License Agreement will be governed by German law.

    The Company intends that the License Agreement with Hummel will be structured so as not to inhibit or restrict any future licensing of its technology by the Company to other manufacturers, nor will any such agreement restrict or prevent in any way the acquisition that the Company hopes to accomplish of a manufacturing and distribution company located in the United States or Europe. Of course, there can be no assurance that a licensing or any other type of agreement between Hummel and the Company will be executed.

POTENTIAL PHARMACEUTICAL APPLICATIONS FOR THE COMPANY'S TECHNOLOGY

    The Company's patented processes and proprietary technology (known as "sustained," "programmed," "prolonged" or "timed" release systems in the pharmaceutical industry), may have wide applications for new products in the pharmaceutical industry, particularly in the areas of diagnostic and drug delivery systems. Controlled-release drug delivery systems are designed to reduce the required frequency of effective drug administration, decrease dosage quantities, and permit concentrated treatment of a specific area or organ, without the necessity of medicating the entire body. A study published in the September 1996 issue of Med Pro Month, performed by Medical Data Internation, Inc., an industry market research group, has forecasted worldwide sales of controlled-release delivery systems to rise from $7.5 billion in 1995 to $27.6 billion in 2000.

    Since the beginning of the development of the Company's technology, Mr. Tebbe and the Company have followed developments in the pharmaceutical industry for controlled-release delivery systems, and based upon informal consultations with industry specialists in the European pharmaceutical market, the Company believes its patents may cover areas and applications which are or may be of considerable interest to several pharmaceutical companies. If these potential applications appear promising, the Company intends to license its technology to these companies for use in their controlled-release and diagnostic systems, in return for a sales-based royalty payment. The Company continues to closely follow and assess developments in this field, and intends to capitalize on any opportunities to incorporate the Company's technology into these systems. There can, however, be no assurance that any applications for the Company's technology in the pharmaceutical area will be developed, and if developed, that such products will gain the necessary regulatory approvals. Moreover, even if any products developed using the Company's technology gain the required regulatory approvals, there can be no assurance that any such products will be marketed by the pharmaceutical companies, and if marketed, will prove to be profitable.

PATENTS

    The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property constitute all of the technology necessary to manufacture the Company's Products. It is the Company's intention to commercially exploit the patents through the introduction and sale of the Company's Products, primarily into the European (and potentially American, Japanese and Southeast Asian) market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay Mr. Tebbe a 1% royalty per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the patents and patent rights. There are no assurances that the Company will ever achieve net revenues as a result of such commercial exploitation. Furthermore, if the occasion arises, the Company will have to defend against and/ or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company. In an attempt to mitigate the costs that may be associated with defending its intellectual property, the Company intends to secure patent infringement insurance in the future, in an as yet undetermined amount. The approximate annual cost to the Company for such coverage is not known at this time.

INDUSTRY OVERVIEW

    Controlled-release microencapsulation has been a known technology for a number of years in the pharmaceutical, biomedical, chemical, carbonless paper, agricultural, pesticide and food industries. In these areas, 1996 sales of products employing this technology were over $3 billion. In the form invented by Mr. Tebbe, and in the industries targeted by the Company, it is, however, still in its infancy.

    In Europe, according to an article in the January 1994 edition of the scientific journal Textile Technology Digest, published by the Institute of Textile Technology, Britain, research is taking place in the areas of controlled-release wound dressings and insect repellents, with commercial products expected in the near future.

    Textile-based controlled-release delivery systems are an emerging market. According to an independent study entitled "Advanced Controlled Delivery Technology in the U.S.," published by Business Communications Company, Inc. of Norwalk, Connecticut, in March 1994, sales of microencapsulated products, including cosmetics, toiletries and personal hygiene products, aggregated less than $40 million in the United States in 1993. In the area of enhanced textiles, sales were practically non-existent. Nevertheless, the study noted that in order to remain viable, the stagnant textiles industry was experimenting with new areas of fabric enhancement, and that: "one of the most promising areas is microencapsulation, where tiny capsules bound onto textiles break and release chemicals, including anti-bacterial compounds, insecticides, perfumes and emollients. Some fragrances reportedly last for years, even after washing the fabric 30 or more times."

    The Company's existing Products, and products in development, seek to fill a market niche in most of the "promising areas" identified in the independent report.

COMPETITION

    On a broad scale, the Company believes that products utilizing the Company's delivery system compete with cosmetics, toiletries and personal care products utilizing conventional delivery systems (including sprays, creams, powders and roll-on mechanisms). The Company believes that products within these markets compete for selection and purchase by consumers who are making largely non-discretionary expenditures. The Company further believes that products purchased on a largely non-discretionary basis can differentiate themselves with respect to, and produce sales as a result of, novelty, brand image, convenience of use, effectiveness of the distribution channel utilized, and price considerations. The Products, in the Company's opinion, will have a strong consumer attraction in each of these categories.

    On a more narrow scale, the Company's controlled-release technology competes against other, traditional delivery systems (all of them non-controlled-release) in the perfume, deodorant, hygiene, decongestant, emollient, bandage, and insect repellent markets. Though the delivery system employed by the Company's Products will compete with established brand-name products employing traditional delivery systems, the novelty and convenience advantages possessed by the Company's products because of their delivery methodology will enable potential licensees with established product brands to market the Company's Products as a complementary form of the successful brand name products, eliminating the need to invest large sums in generating new brand recognition, while at the same time appealing to consumers' appetite for novelty.

    On an even narrower scale, the Company's Products compete against the products of other companies having proprietary textile-based controlled-release delivery systems. To the best of the Company's knowledge, and in keeping with the current small size of the market for "Deotexis-type" controlled-release delivery systems, there appear to be few other corporations offering commercially viable controlled-release systems in the market sectors targeted by the Company. To date, the Company knows of only two such competitors, both of which are based in Japan. Due to the Company's relative lack of experience in the business, its limited financial and other resources, and other factors relating to competition that may develop from well-established companies and delivery system alternatives, however, the Company may not be able to compete successfully, if at all, with other existing or new competitors in the controlled-release technology field.

EMPLOYEES

    As of March 25, 1998, the Company has no paid employees. Mr. Gerold Tebbe is serving as President, Chief Executive Officer, Secretary and Treasurer of the Company, and providing his services and expertise to the Company, without compensation.

ITEM 2.   PROPERTIES.

    The Company maintains temporary offices in New York, New York, as its corporate headquarters, at an annual cost of approximately $5,100. A search for suitable office space, to serve as the Company's United States headquarters, in Westchester County, New York, New Jersey or Connecticut is currently underway. The Company does not own or lease any other real property.

ITEM 3.   LEGAL PROCEEDINGS.

    There are no legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

    The Common Stock of the Company was initially registered and began trading on the close of the Company's initial public offering on January 31, 1994.

    The Common Stock is traded on the NASD OTC Electronic Board. The high and low bid quotations for the Common Stock for the fiscal quarters of the Company ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, are listed below:


                                                                        COMMON STOCK*
                                                                        --------------
                                                                        QUOTED BID PRICE
                                                                        ----------------
QUARTER ENDED                                                           HIGH        LOW
--------------------------------------------------------------------  ---------  ---------
March 31, 1997......................................................        N/A(1)     N/A
June 30, 1997.......................................................        N/A        N/A
September 30, 1997..................................................        N/A        N/A
December 31, 1997...................................................        N/A        N/A

------------------------

     * Source: The Nasdaq Stock Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(1) There was no trading or quotation activity with respect to the Company's Common Stock on the NASD OTC Electronic Bulletin Board for the periods indicated.

 ------------------------

    On March 25, 1998, there were approximately 35 holders of record of Common Stock. As of the same date, there were approximately 525 beneficial owners of the Common Stock.

    No cash dividends have been paid by the Company on its Common Stock and management does not anticipate paying cash dividends any time in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

    The Company is currently in the development stage. The selected financial data presented below as of and for the year ended December 31, 1997 is derived from the financial statements audited by M.R. Weiser & Co. LLP and December 31, 1996 is derived from the financial statements audited by Mayer Rispler & Company, P.C. The selected financial data for the period from inception (March 6, 1992) to December 31, 1992 and for the years ended December 31, 1993, 1994 and 1995 are derived from the financial statements audited by Nachum Blumenfrucht, CPA. The selected financial data should be read in conjunction with "Plan of Operations" and the financial statements of the Company, for the years 1995, 1996 and 1997, and for the period from inception, March 6, 1992 to December 31, 1997, including the notes thereto, appearing elsewhere in this Annual Report.

                                                                                                               MARCH 6, 1992
                                   MARCH 6, 1992                                                                 (DATE OF
                                (DATE OF INCEPTION)                     YEAR ENDED DECEMBER 31,                 INCEPTION)
                                  TO DECEMBER 31,    ------------------------------------------------------   TO DECEMBER 31,
                                       1992            1993      1994       1995        1996          1997         1997
                                -------------------  -------  ---------  ---------  -----------  ------------ ---------------
Statement of Operations
Data:
Revenue-interest income.....       $    190          $   147   $ 12,614   $ 16,268   $   23,426   $   38,753     $  91,398
Expenses:
General and administrative..            252            1,913     39,798     51,273       67,163      278,654       439,053
                                       -----         --------  ---------  ---------  -----------  -----------    ----------
Net Loss....................       $    (62)         $(1,766)  $(27,184)  $(35,005)  $  (43,737)  $ (239,901)    $(347,655)
                                       -----         --------  ---------  ---------  -----------  -----------    ----------
                                       -----         --------  ---------  ---------  -----------  -----------    ----------
Basic Loss per common
  stock.....................       $   (.35)         $ (9.87)  $   (.10)  $   (.13)  $     (.16)  $     (.19)
                                       -----         --------  ---------  ---------  -----------  -----------
                                       -----         --------  ---------  ---------  -----------  -----------
Weighted average number of
  shares outstanding.........           179             179     278,750    278,750      278,750    1,237,618
                                       -----         --------  ---------  ---------  -----------  -----------
                                       -----         --------  ---------  ---------  -----------  -----------



                                                                                             AS OF DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1997
                                                                                          ----------  ------------
Balance Sheet Data:
Current Assets..........................................................................  $  532,668  $  4,036,261
Working Capital.........................................................................     517,368     3,812,377
Total Assets............................................................................     532,685     4,036,261
Total Liabilities.......................................................................      15,300       223,884
Stockholders' Equity....................................................................     517,385     3,812,377

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION OR PLAN OF OPERATIONS.

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

    The Company has not generated any revenue from operations and is in the development stage.

PLAN OF OPERATIONS

GENERAL OVERVIEW

    The Company is in the initial stages of developing and commercializing certain patented, textile-based controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products and personal care products markets. The Company's goal is to build on its patented "know-how" in research and development, and to acquire manufacturing and marketing resources to become a profitable supplier of textile-based controlled-release delivery systems to a wide range of industry sectors. The Company currently has cash on hand sufficient to finance the operation of its proposed personal care products business, based on the Company's current business plan and excluding the costs of any planned acquisitions, for the next one to three (1-3) years. Thereafter, the Company anticipates meeting its working capital needs through internally-generated cash flow and a working capital line of credit to finance its operations. There can be no assurance that the Company will be able to maintain its business and operations without additional financing during the first one to three (1-3) years of operations, or that, thereafter, the Company will be able to generate sufficient cash flow, or secure a working capital line of credit, in an amount sufficient to finance its anticipated needs or on acceptable terms.

    During its first three (3) years of operations, the Company anticipates that it will (a) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (b) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its Products; (c) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (d) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for a sales-based royalty payment to the Company, and (e) commence an image building advertising and public relations campaign in the personal care industry. There can be no assurance that any or all of these goals will be achieved by the Company.

RETENTION OF SENIOR MANAGEMENT

    At the present time, seven directors have been appointed to the Company's Board of Directors. Mr. Gerold Tebbe will serve as the President, Chief Executive Officer and a Director of the Company, with overall responsibility for operations. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until such time as suitable personnel can be retained to serve in those positions. Additional senior management of the Company to be recruited over the course of the next six to twelve (6-12) months as the Company finalizes its corporate organization and structure, are:

    Holding Company Staff. To support Mr. Tebbe, the Company expects to appoint a seasoned financial executive who will be responsible at the holding company level for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other holding company functions.

    Management of to-be Acquired Operating Company. It is the Company's intention, within the first six to twelve (6-12) months of its operations, to acquire an operating company in Europe or the

United States and employ the management of that operating company. The Company anticipates that it will employ most, if not all, of the members of the operating company's management team. If such an acquisition is consummated, however, the Company reserves the right to replace some or all of the personnel of the acquired company if, in the Company's opinion, better qualified or differently qualified individuals are necessary or desirable to manage the Company's operations.

    Product Managers. As stated above, the Company intends to acquire an operating company with manufacturing capabilities in Europe or the United States within the first six to twelve (6-12) months of its operations, and thereafter use the Company's Products to diversify and expand the acquired company's sales. To manage sales of the Company's Products, the Company may either employ the existing product and sales managers of the acquired company's management, or hire new Product Managers, or both. It is anticipated that initially there will be two (2) Senior Product Managers, based in Europe and the United States, respectively, with responsibility for negotiating and completing sales and licensing agreements with potential customers. The Product Managers will be selected based on their experience in the areas of sales of consumer and personal care products, and the licensing of technology and patents. The initial salary range (including benefits) for these positions is expected to be competitive with prevailing salaries for similar positions in the European and the United States labor markets, respectively.

MANUFACTURING AND DISTRIBUTION

    The Company's target markets are different and independent, and will require separate licensing and distribution strategies. The Company believes it can most effectively manufacture and distribute its controlled-release Products (including products in development, which currently consist of consumer insect repellent, treatment gloves and field dressings) by (i) acquiring an operating company in Europe or the United States with a suitable production facility and management, and transferring the Company's manufacturing technology and intellectual property to this acquired entity,
(ii) entering into agreements with drug and pharmaceutical wholesale distributors to distribute the Company's Products through those companies' distribution networks, specifically to pharmacies and drugstores that purchase their over-the-counter products from the wholesale distributors; and
(iii) licensing the technology and the processes required to manufacture the Company's Products to consumer products manufacturing and distribution companies, in return for a licensing fee, which companies would, in turn, manufacture and distribute the Company's Products. The Company anticipates that it will be able to negotiate both an acquisition agreement and at least one licensing or distribution agreement during its first six to twelve (6-12) months of operations. While the Company has had preliminary discussions with several wholesale distributors and potential licensees, and a few operating companies that may be potential acquisition candidates, there can be no assurance that such an acquisition will occur or such contemplated agreements will be reached on terms advantageous to the Company, if at all. In the event the Company does not succeed in entering into these licensing and distribution agreements, and consummating an acquisition, within the time-frame referred to above, the Company's ability to produce, distribute and market its Products in any significant way will be extremely limited.

LICENSING

    Until the Company is able to acquire an operating concern in Europe or the United States, and for the foreseeable future if the Company is unable to consummate such an acquisition, and to avoid the typically large costs of advertising and promoting new consumer products, the Company plans to primarily follow a licensing strategy to market and distribute its Products.

    The Company anticipates that many of its customers will enter into license agreements with the Company, in return for a sales-based royalty payment to the Company. It is the Company's intention to grant five (5) year licenses (extendable to ten (10) years), to large and mid-sized corporations in the apparel, cosmetics, toiletries, household products and personal care products industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and related intellectual property necessary to manufacture and distribute the Company's Products.

    To provide the Company's Products with efficient and effective distribution channels, and also to open up additional market penetration possibilities, the Company anticipates that it will enter into agreements with drug and pharmaceutical wholesale distributors to distribute the Company's Products through those companies' distribution networks, specifically to pharmacies and drugstores that purchase their over-the-counter products from the wholesale distributors. The Company anticipates that it will pay these distributors a fee for the use of their distribution structure, either in the form of a flat fee per unit of the Company's Products sold, or a fee based on a percentage of the Product's wholesale price.

    There can be no assurance that any license or distribution agreements will be consummated on terms favorable to the Company, if at all. The Company's failure to effect such arrangements to license and distribute its Products will severely limit the Company's ability to produce and distribute its Products and introduce them into the market in any significant way.

PUBLIC RELATIONS; ADVERTISING

    Following the employment of senior management and other staff and the finalization of its corporate organization, the Company intends to begin a public relations campaign to build the image of the Company in a number of its markets in Europe. The public relations campaign will be designed to present the Company as a developer and supplier of quality, innovative, economical controlled-release products. This campaign, which the Company anticipates will utilize the services of independent public relations firms selected by the Company, may include (i) the offering of free introductory samples or gifts of the Company's Products through television, radio and print ads; (ii) participation in trade fairs in a number of markets in Europe; and (iii) placement of news articles and coverage in the media. The Company estimates that the cost of this initial public relations campaign could amount to a significant percentage of the Company's initial revenues.

    The Company's advertising strategy includes corporate advertising, advertorials, and tactical advertising efforts. The Company's advertisements will highlight the convenience and economy of the Company's Products. The Company intends to place its print advertisements in periodicals and newspapers with readership demographics consistent with the Company's core consumer target markets.

RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES

    Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Products. On December 31, 1997, the Company had $4,034,700 of liquid assets, working capital of $3,812,377 and shareholders' equity of $3,812,377. The Company has not manufactured or licensed any of its Products since inception; however, the Company has arranged for a manufacturing and distribution company based in Germany, KuW Hummel Vertriebs GmbH ("Hummel"), to manufacture and distribute small quantities of the Company's Products in connection with test-marketing and promotional activities, and the Company is currently in the process of negotiating a formal written agreement with Hummel to continue producing Products for the Company to meet anticipated demand over the next six to twelve (6-12) months. Prior to the acquisition of control of the Company by Mr. Tebbe, the Company had an agreement with Mr. Gary Takata, a former officer and Director of the Company, to use office space provided by Mr. Takata for Company business. In return for providing office space to the Company, Mr. Takata was paid $15,000 annually by the Company. This Agreement was terminated in October 1997, when Mr. Tebbe acquired control of the Company. The Company currently maintains temporary offices in New York City, the annual cost of which is approximately $5,100. With the exception of the foregoing, the Company has paid no rent since its inception and has paid no salaries. Within the next thirty to sixty (30-60) days, the Company expects to have secured permanent office space in New Jersey, Connecticut or Westchester County, New York, to serve as its United States headquarters. The annual cost of such office space is not expected to be material.

    Following commencement of its operations, the Company's cash requirements will be significant. While the Company currently has cash on hand sufficient to finance its proposed business during the first one to three (1-3) years of its operations, excluding the costs of any potential acquisitions, the Company is dependent on internally generated cash flow and upon securing a working capital line of credit to implement its business plan thereafter. There can be no assurance that the Company will be able to maintain its business and operations without additional financing after the first one to three (1-3) years of operations or that, thereafter, it will be able to generate sufficient cash flow and/or secure sufficient borrowings to meet the Company's working capital requirements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See financial statements following Item 14 of this Annual Report on Form
10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

    (a) On January 21, 1998, the Company formally dismissed Mayer Rispler & Company, P.C., Certified Public Accountants (the "Former Accountants"), as the Company's certified public accountants and auditors. The Former Accountants' report on the financial statements of the Company for the fiscal year ending December 31, 1996 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the Former Accountants' audit of the Company for the fiscal year ending December 31, 1996, and for the interim period through January 21, 1998, there were no disagreements between the Company and the Former Accountants with respect to any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to dismiss the Former Accountants was approved by the Company's Board of Directors on January 19, 1998.

    (b) On January 21, 1998, the Company engaged M.R. Weiser & Co., LLP, Certified Public Accountants ("M.R. Weiser"), as the Company's certified public accountants and auditors. Prior to its engagement, the Company had not consulted M.R. Weiser regarding the application of accounting principles to any transaction in which the Company was engaged or proposed to engage, or the type of audit opinion that might be rendered on the Company's financial statements. The decision to engage M.R. Weiser was approved by the Company's Board of Directors on January 19, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The names and ages of the Company's directors and executive officers are set forth below.

NAME                             AGE   POSITION HELD
------------------------------   ---   ------------------------------------
Robert F. Wright                  72   Chairman of the Board;
                                       Chairman, Executive Committee;
                                       Member, Nominating Committee

Gerold Tebbe                      48   Vice Chairman of the Board;
                                       Chief Executive Officer;
                                       President, Secretary and Treasurer;
                                       Member, Executive Committee;
                                       Member, Compensation Committee;
                                       Member, Nominating Committee

David F. Bolger                   65   Director;
                                       Member, Audit Committee

Aubrey L. Cole                    74   Director;
                                       Chairman, Audit Committee

Michael J. Rosenberg              69   Director;
                                       Member, Audit Committee

Ira T. Wender                     71   Director;
                                       Chairman, Compensation Committee

Tony Kirk                         54   Director;
                                       Chairman, Nominating Committee;
                                       Member, Executive Committee;
                                       Member, Compensation Committee

-------------------

   Pursuant to the Company's By-laws, the following individuals (other than Gerold Tebbe) were appointed by Gerold Tebbe, as sole director of the Company, to serve on the Board of Directors until the next Annual Meeting of Stockholders (currently scheduled for some time in May or June of 1998), at which time all Directors will stand for re-election. There is currently only one executive officer of the Company, Mr. Tebbe, who is President and Chief Executive Officer. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until such time as suitable personnel can be retained to serve in those positions.

-------------------
BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

    Robert F. Wright. Mr. Wright has been Chairman of the Company since January 1998. Mr. Wright is currently a Director or Chairman of several national and international financial and industrial companies, including Hanover Direct, Inc., The Navigators Group, Inc., Norweb North America Corporation, Reliance Standard Life Insurance Co., Rose Technology Group Limited, U.S. Timberlands, L.P., and Williams Real Estate Co., Inc. Mr. Wright is also a member of several charitable Boards, including New York University, Town Hall Foundation, Greenwich House Settlement, and the Council of Governing Boards (of which he is Chairman). Since 1988, Mr. Wright has managed his own investment and consulting firm, Robert F. Wright Associates, Inc. From 1948 to 1988, Mr. Wright was employed by Arthur Andersen LLP, with the position of Partner when he retired. He was educated at Michigan State University and New York University.

    Gerold Tebbe. Mr. Tebbe has been a Director, President, Treasurer and Secretary of the Company since October 1997, and has been Chief Executive Officer of the Company since January 1998. Mr. Tebbe was born in Langenenslingen, Germany, and has been self-employed as an inventor for the past ten years, specializing in inventing, patenting and developing products combining his controlled-release technology with textiles and other applications. From 1970 to the late-1980s, Mr. Tebbe was President of Textil Atelier K. Tebbe in Germany, a textile concern owned by his family specializing in textile design for woven and knitted materials, and the servicing of certain textile production equipment. Mr. Tebbe studied tailoring and passed the examinations of the Chamber of Industry and Commerce
(IHK) in Reutlingen, Germany; subsequently, he qualified as master craftsman in textile design while employed in Albstadt-Tailfingen, Germany.

    David F. Bolger. Mr. Bolger has been a Director of the Company since January 1998. Mr. Bolger is the President of Bolger & Co., Inc. Mr. Bolger received his B.B.A. degree from the University of Pittsburgh in 1954. After serving as a Contracting Officer in the U.S. Air Force, Mr. Bolger relocated to New York, where he was employed as Executive Assistant to Thomas Mellon Evans (H.K. Porter Co., Crane Co. and Evans & Company) from 1956 to 1961. From 1961 to 1963, Mr. Bolger served as Vice President and Director of Broadstone Realty Corporation (a wholly-owned subsidiary of Stone & Webster Securities, Inc.) in New York City. From 1963 to 1966, he was employed by New York Securities Co. and its affiliate, New York Securities Co., Inc., serving as director, officer and partner. In 1966, Mr. Bolger founded Bolger & Co., Inc., which for the past 32 years has been active in the financing of fixed assets for major corporations and in various corporate activities, including leveraged buy-outs, Employee Stock Option Plans, and investing in under-valued industrial corporations, financial institutions and retail enterprises. He is a Director of Universal Holdings Corp. (its affiliates include American Progressive Life and Health Insurance Company of New York and American Pioneer Life Insurance Company of Florida), and Chairman and Chief Executive Officer of FMB Holding Co., Inc. (Farmers & Merchant State Bank, Boise, Idaho). In addition to his business activities, Mr. Bolger is active in numerous charitable, philanthropic and professional organizations.

    Aubrey L. Cole. Mr. Cole has been a Director of the Company since January 1998. Since 1989, Mr. Cole has been a consultant for Aubrey Cole Associates, a management consulting services and investment concern. From 1986 to 1989, Mr. Cole was the Vice Chairman of the Board of Directors of Champion International Corporation (a publicly-traded forest products company), and from 1983 to 1993, Mr. Cole was Chairman of Champion Realty Corporation (the land sales subsidiary of Champion International). Mr. Cole holds a B.B.A. from the University of Texas and serves on the Advisory Board of the University of Texas Business School.

    Michael J. Rosenberg. Mr. Rosenberg has been a Director of the Company since January 1998. From 1961 to 1996, Mr. Rosenberg was employed in various capacities by Rosenthal & Rosenthal, Inc., New York City, where he ultimately became Executive Vice President. Prior to this, from 1959 to 1961, Mr. Rosenberg was employed by Sterling National Bank, New York, and, from 1958 to 1959, he worked for A.J. Armstrong & Co., New York. From 1953 to 1958, Mr. Rosenberg was employed by Meinhard & Co., New York. He is a member of the Board of Directors of DVL, Inc. and Magna-Labs, Inc., both NASDAQ-listed public companies. He has been, and continues to be, active in numerous charitable, philanthropic and professional organizations, including serving on the Boards of New York University and the Town Hall Foundation. From 1951 to 1953, Mr. Rosenberg served as a First Lieutenant in the U.S. Army in Korea, where he was decorated with the Silver Star and the Bronze Star. He received his B.S. from Upsala College in 1951 and his MBA from New York University in 1955.

    Ira T. Wender. Mr. Wender has been a Director of the Company since January 1998. Mr. Wender has been of counsel to, or a partner with, the New York law firm of Patterson, Belknap, Webb and Tyler from 1986 to date. From 1971 to 1986, he was a partner with the law firm of Wender, Murasc and White, New York, and from 1959 to 1971, he was a partner with the law firm of Baker & McKenzie, New York. From 1949 to 1952, and from 1954 to 1959, he was an associate at the law firm of Lord Day & Lord, New York. In the years 1952 to 1954, he was Assistant Director of the Harvard Law School International Program in Taxation. During the years 1954 to 1958, Mr. Wender was a Lecturer in Taxation at the NYU School of Law and co-authored "Foreign Investment and Taxation," which was published in 1955 by Prentice Hall. Mr. Wender received a B.A. degree from Swathmore College in 1945, a J.D. degree from the University of Chicago Law School in 1948, and an L.L.M. in Taxation from the New York University School of Law in 1951. From 1969 to 1974, Mr. Wender was Chairman of C. Brewer & Company Ltd., Honolulu, Hawaii (sugar production and international agriculture), and from 1978 to 1982, he was President and Chief Executive Officer of A.G. Becker--Warburg Paribas Becker, Inc. (investment banking). From 1982 to 1986, he was Chairman of The Sussex Organization, Inc. (investment banking), and from January 1994 to September 1994, he was Chairman of Perry Ellis, Inc. Mr. Wender is currently a Director of The Dime Savings Bank, New York, Refac Technology, Inc. and United Investors Realty Trust.

    Tony Kirk. Mr. Kirk has been a Director of the Company since January 1998. Since August 1990, Mr. Kirk has been a partner in Kirk & Maeder, a management consulting firm in Switzerland, providing advice on management buy-outs, turn-arounds, acquisitions, divestitures, public offerings of stock and other forms of venture capital primarily to family-owned industrial and financial corporations. From 1987 to August 1990, Mr. Kirk was managing director of Societe Financiere de Geneve, Geneva, Switzerland ("Sofigen"), a listed finance company investing in privately-owned, medium-sized businesses in Europe and the United States. From 1982 to 1987, Mr. Kirk served in several positions for Thyssen Bornemisza N.V., a diversified family-owned industrial group of companies based in Monaco and Amsterdam, including, from 1983, head of Corporate Development, and from 1985, Senior Vice President and head of Mergers and Acquisitions. In these capacities, Mr. Kirk was responsible for numerous transactions with industrial companies. From 1978 to 1981, Mr. Kirk was a manager of the Boston Consulting Group, an international consulting firm based in Munich, Germany, where Mr. Kirk served as a management consultant to several large German public corporations and privately-owned companies. Mr. Kirk received a Ph.D. from Oxford University in 1973. He has been a Director or advisory board member of companies in Germany, Switzerland, Austria, Holland and the United States. Mr. Kirk speaks fluent German, French and English.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    The Company's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company, the Company believes that during the fiscal year ended January 31, 1997, all filing requirements applicable to directors and executive officers were complied with, except that Forms 3 for all the Directors of the Company will be filed in April 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    From its incorporation on March 6, 1992 until the present, except for (1) certain payments to a former officer and director of the Company for the use of office space provided to the Company by that former officer and director, and (2) certain payments to another former officer and director of the Company for consulting services rendered to the Company by a firm affiliated with that former officer and director, both of which agreements were terminated in October 1997, the Company has not paid any salary or other compensation to Mr. Tebbe, any other officer or Director, or any other person. Currently, other than as described below, involving contingent compensation to be paid to Mr. Tebbe in connection with his contribution to the Company of patents, patent applications, and related intellectual property, there is no agreement between the Company and Mr. Tebbe to compensate Mr. Tebbe for his services to the Company.

CONTINGENT COMPENSATION

    The Company has an agreement with Gerold Tebbe, the President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, to pay Mr. Tebbe 1% per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the Company's patents and patent rights. The Company made this agreement with Mr. Tebbe when Mr. Tebbe, prior to becoming a director and officer of the Company, agreed to contribute his patents, patent rights and related intellectual property to the Company in connection with the sale of 4,183,125 shares of the Company's common stock to Overton Holdings Limited, a Turks and Caicos Islands corporation ("OHL"), of which Mr. Tebbe is the 100% beneficial owner. The Company has agreed with Mr. Tebbe that royalty payments under this agreement will not accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that patent or patent right during such year, as determined in accordance with generally accepted accounting principles, as applied in the United States. The Company expects to formalize this royalty agreement with Mr. Tebbe in the next forty-five to sixty (45-60) days. The Company has agreed further that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current stockholders of the Company (other than OHL and other than those stockholders of the Company that received their shares of stock by gift from OHL; see Item 13: "Certain Relationships and Related Transactions--Gift of Shares by OHL," below) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. There can be no assurances that, in the event such transfers of the Common Stock of the Company occur, the Company will be able to renegotiate the payment of the royalty compensation to Mr. Tebbe on terms that are favorable to the Company. Currently, the Company's agreement with Mr. Tebbe is independent of his remaining in any of his positions as a Director, President, Chief Executive Officer, Secretary and Treasurer of the Company.

DIRECTORS COMPENSATION

    Cash Compensation. Each member of the Board of Directors will receive $20,000 annually in cash compensation for his services to the Company as a Director. In addition, the Company will reimburse its directors for reasonable out-of-pocket expenses incurred in connection with attendance by the directors at meetings of the Board or any committee thereof.

    Stock Compensation. Pursuant to the Director Stock Option Plan the Company intends to adopt, subject to shareholder approval, in the next forty-five to sixty (45-60) days, the Company has agreed to grant options for $20,000 worth of the Company's Common Stock (valuation formula to be determined) annually to each director. The Company anticipates that the Director Stock Option Plan will provide for the annual grant of options to each director to be doubled to $40,000 worth of the Company's Common Stock, provided the Company meets or exceeds certain performance targets (to be determined). The amount of Common Stock of the Company to be reserved for issuance pursuant to the Director Stock Option Plan, and the vesting provisions thereof, have not yet been determined.

STOCK OPTIONS

    To provide additional compensation to senior executives upon their retention, and possibly at specific times, or at regular intervals, thereafter, the Company anticipates adopting, at the appropriate time and subject to shareholder approval, an Incentive Stock Option Plan. The exact terms of the Incentive Stock Option Plan have yet to be determined, but the Company expects the plan to provide for the grant of some or all of the following: incentive stock options, nonstatutory stock options, performance shares, stock appreciation rights, and restricted stock awards. The vesting provisions of the equity compensation granted pursuant to the plan will be governed by separate Option Agreements to be executed by the Company and the optionee at the time of grant. The amount of Common Stock of the Company to be reserved for issuance pursuant to the Incentive Stock Option Plan has yet to be determined.

MANAGEMENT EMPLOYMENT AGREEMENTS; KEY EMPLOYEES

    Management Employment Agreements. The Company expects to offer employment agreements to members of senior management at the time such members are recruited. The terms of such employment agreements will be subject of negotiation at the time senior management is retained.

    Key Man Life Insurance. The Company intends to secure a "Key Man" life insurance policy on the life of Mr. Tebbe in the amount of at least $1,000,000 and with an initial term of five (5) years. The Company anticipates that it will be the sole beneficiary of this policy and the Company expects to arrange for the policy to be issued in the next forty-five to sixty (45-60) days.

INDEMNIFICATION AGREEMENTS

    The Company intends, within the next sixty (60) days, to enter into Indemnification Agreements with each of its directors and executive officers. Though the exact provisions of the Indemnification Agreements are still under discussion, the Company anticipates the inclusion of provisions pursuant to which it will be obligated to indemnify those persons to the fullest extent authorized by the Nevada General Corporation Law (the "Nevada Act"), and to advance payments to cover defense costs against an unsecured obligation to repay such advances if it is ultimately determined that the recipient of the advance is not entitled to indemnification. Pursuant to these Agreements, the Company will not be required to indemnify a director or executive officer if the indemnified loss results from any of the following: (a) a violation of
Section 16(b) of the Securities and Exchange Act of 1934, as amended; (b) a violation of criminal law; (c) a transaction from which the executive officer or director received an improper personal benefit; (d) willful misconduct or a conscious disregard for the Company's best interests; or (e) a transaction for which the director is liable pursuant to Section 78.300.2 of the Nevada Act for certain distributions from the corporation to its shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The management of the Company has been informed that, as of March 25, 1998, the persons identified in the table below, including all directors, nominees for director, executive officers and all owners known to the Company of more than 5% of any class of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the securities of the Company reflected in such table. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the table.


BENEFICIAL OWNERSHIP OF THE COMPANY STOCK

                                                 NUMBER OF SHARES
BENEFICIAL OWNER (1)                             OF COMMON STOCK        PERCENT OF CLASS
--------------------                             -----------------      ----------------
Overton Holdings Limited, a
     Turks and Caicos
     Islands corporation,
     100% beneficially
     owned by Gerold
     Tebbe (2)...............................    2,733,943              60.13%
Address:
     c/o The Chartered Trust
     Company
     Towne Centre Mall
     Butterfield Square
     Providenciales, Turks &
     Caicos Islands
     British West Indies

Deotexis AG, a Swiss
     corporation 100%
     beneficially owned by
     Gerold Tebbe(2).........................    50,000                 1.01%
Address:
     Poststrasse 9
     CH-6300
     Zug, Switzerland

Tony Kirk....................................    50,000                 1.01%
Address:
     Kirk & Maeder
     Sagenstrasse 14
     6318 Walchwil
     Switzerland


-------------------

(1) Currently, other than Gerold Tebbe and Tony Kirk, none of the Company's directors or executive officers is the beneficial owner of any Company Common Stock.

(2) The aggregate beneficial ownership of Company Common Stock by Gerold Tebbe, President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, through Overton Holdings Limited and Deotexis AG, is as follows:
(a) shares beneficiary owned: 2,783,943; (b) percentage beneficiary owned:
61.23%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK PURCHASE AGREEMENT

    On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("Zeron"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights. The Company has agreed with Mr. Tebbe that royalty payments under this agreement will not accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that patent or patent right during such year, as determined in accordance with generally accepted accounting principles, as applied in the United States. The Company expects to formalize this royalty agreement with Mr. Tebbe in the next forty-five to sixty (45-60) days. The Company has agreed further that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current shareholders of the Company (other than OHL and other than those stockholders of the Company that received their shares of stock by gift from OHL) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. There can be no assurance that, in the event such transfers of the Common Stock of the Company occur, the Company will be able to renegotiate the payment of the royalty compensation to Mr. Tebbe on terms that are favorable to the Company.

GIFT OF SHARES BY OHL

    On February 24, 1998, Gerold Tebbe, the President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, to satisfy a commitment he made to a group of 486 individuals and entities (the "Giftees") prior to his acquiring beneficial majority control of the Company through OHL, caused OHL to gift 1,449,182 shares of the Common Stock of the Company to the Giftees. The gift of shares by OHL included a gift of (i) 50,000 shares to Deotexis AG, a Swiss corporation 100% owned and controlled by Gerold Tebbe, and (ii) 50,000 shares to Tony Kirk, a Director of the Company. The 1,449,182 shares of Common Stock of the Company gifted by OHL to the Giftees represented, at the time of the gift, 34.64% of the common Stock of the Company held by OHL, and 31.87% of the total outstanding shares of Common Stock of the Company. Following the gift of shares described above, OHL continues to own 2,733,943 shares of Company Common Stock, or 60.13% of the total outstanding shares of Common Stock of the Company. Following the gift of shares described above, Gerold Tebbe continues to beneficially own, through OHL and Deotexis AG, 2,783,943 shares of Company Common Stock, or 61.23% of the total outstanding shares of Common Stock of the Company.

PUT OPTION

    All the holders of the Company's Common Stock of record as of just prior to the closing of the Stock Purchase Agreement (excluding Mr. Mark Meller), which excludes OHL and the Giftees, have the right to cause Mr. Tebbe to purchase, at $3 per share, which price will be adjusted to give effect to stock splits, stock dividends, recapitalizations, capital distributions, and similar events, of some or all of their Common Stock (the "Put") for the six
(6) month period following the Measuring Period (defined below), if the Company's Common Stock does not have a daily average closing bid price of $3 per share for 20 consecutive trading days during the six (6) month period following October 10, 1997, the closing date of the Stock Purchase Agreement (the "Measuring Period"). Certain changes in the ownership of the Company's Common Stock from the ownership thereof just prior to the closing of the Stock Purchase Agreement will void the Put as to that Common Stock so transferred. The sum of $836,250 has been deposited in escrow by Mr. Tebbe, who is the 100% beneficial owner of OHL, as a fund to support exercise of the Put. The Put will fail to become effective, or will terminate, as applicable, upon the earlier to occur of (i) the Company's Common Stock having a daily average closing bid price of $3 per share for twenty (20) consecutive trading days, or (ii) the one (1) year anniversary of the date of closing of the Stock Purchase Agreement.

CALL OPTION

    All of the shares of the Company's Common Stock issued and outstanding just prior to the date of closing of the Stock Purchase Agreement held or controlled by Mr. Gary Takata and Mr. Shigeru Masuda, or their respective affiliates, shall be subject to a call option (the "Call") whereby the Company will have the right, for a period of one (1) year following the date of closing of the Stock Purchase Agreement, to purchase such shares at a price of $30 per share, which price shall be adjusted to give effect to stock splits, stock dividends, recapitalizations, capital distributions, and similar events, if the closing bid price of a share of the Company's Common Stock rises to $30 or more.

RELATED PARTY TRANSACTIONS

    Tebbe Royalty. As discussed above, the Company has an agreement in principle with Gerold Tebbe, President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, to pay Mr. Tebbe one percent (1%) per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the Company's patents, patent rights and related intellectual property. The Company entered into this arrangement with Mr. Tebbe in connection with his contribution of those patents, patent rights and related intellectual property pursuant to the closing of the Stock Purchase Agreement, whereby OHL, wholly beneficially owned and controlled by Mr. Tebbe, purchased 4,183,125 shares of the Company's Common Stock, which shares represented, prior to the gift by OHL to the Giftees, described above, ninety-two (92%) percent of the issued and outstanding Common Stock of the Company. The Company has agreed that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current shareholders of the Company (other than OHL and other than the Giftees) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. Because Mr. Tebbe is the President and Chief Executive Officer of the Company, and because he beneficially owns and controls OHL, the majority shareholder of the Company, he effectively controls and can dictate the affairs of the Company, and it should be recognized that any renegotiation of Mr. Tebbe's royalty arrangement with the Company will not be on an arms-length basis and may be more or less favorable to the Company than the agreement the Company could have negotiated had Mr. Tebbe not been the Company's beneficial majority shareholder.

    The royalty compensation arrangement between the Company and Mr. Tebbe provides that no payments shall accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that specific patent or patent right during a given fiscal year, as determined in accordance with generally accepted accounting principles, as applied in the United States. To date, the Company has not recognized any net income from any patent, patent right or related intellectual property contributed to the Company by Mr. Tebbe, and Mr. Tebbe has not received any royalty payments from the Company.

    Consulting Agreement with Tony Kirk. Within the next sixty to ninety (60-90) days, the Company expects to enter into a consulting agreement with Tony Kirk, a Director of the Company, pursuant to which Mr. Kirk will consult with and advise the Company with respect to the potential acquisition of an operating company in the United States or Europe. The exact provisions of this agreement have yet to be negotiated, but the Company anticipates that Mr. Kirk will be paid a fee for his consulting services, the majority of which would be payable upon the successful consummation of such an acquisition. Because of Mr. Kirk's relationship to the Company, the terms of his consulting agreement to be negotiated with the Company may be more or less favorable to the Company than the agreement the Company could have negotiated with a consultant who is not a Director of the Company.

    Consulting Fees Paid to Tony Kirk. During the period from approximately October 10, 1997, the date on which OHL and Gerold Tebbe acquired majority control of the Company, to December 31, 1997, Tony Kirk, who became a Director of the Company on January 19, 1998, performed consulting and other services for the Company, for which the Company paid him $103,124. In addition, Mr. Kirk continues to perform such services for the Company and may be paid additional amounts for consulting and other services rendered to the Company for periods subsequent to the time period described above, until the negotiation and execution of the Consulting Agreement referred to above, at which time the Consulting Agreement will control the relationship between Mr. Kirk and the Company.

    Agreement with Hummel. Since 1993, the Company has had an informal oral agreement with KuW Hummel Vertriebs GmbH ("Hummel"), a small manufacturing and distribution company in Germany, to produce certain of the Company's Products, primarily the Deotexis Cold Scarf, in the small quantities that have been required for test-marketing and promotional purposes. The Company is now moving to formalize its relationship with Hummel, and anticipates that it will enter into a License Agreement with Hummel within the next forty-five to sixty (45-60) days, to enable the Company to secure a larger quantity of the Deotexis Cold Scarf to be able to meet the forecasted increase in demand for that product. The Company anticipates that the License Agreement will grant to Hummel the rights to use the Company's patents relating to the Deotexis Cold Scarf to manufacture and distribute that product on behalf of the Company, in return for certain annual payments, and a sales-based royalty, to be paid to the Company by Hummel. Mr. Tebbe's wife owns a 49.02% interest in Hummel, and as a substantial stockholder, is able to influence the direction and affairs of Hummel's business. Because of this relationship, the terms of the License Agreement to be executed between the Company and Hummel may be more or less favorable to the Company than could be negotiated by the Company at arms-length with other manufacturers and distributors.

    Agreement with Gary Takata. Prior to the closing of the Stock Purchase Agreement, the Company utilized the offices of its then President and Director, Mr. Gary Takata, for which Mr. Takata received an annual payment of $15,000. This arrangement with Mr. Takata was terminated upon the closing of the Stock Purchase Agreement in October 1997.

    Agreement With The Zeron Group, Inc. Prior to the closing of the Stock Purchase Agreement, the Company was party to a Consulting Agreement with The Zeron Group, Inc. ("Zeron Group"), pursuant to which the Company paid Zeron Group $15,000 annually for consulting services. The former Chairman of the Board of Directors of the Company, Mr. Shigeru Masuda, is also the Chairman of Zeron Group. The Consulting Agreement between the Company and Zeron Group was terminated upon the closing of the Stock Purchase Agreement in October 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

(a) Exhibits.
        Articles of Incorporation.(1)
        By-Laws of the Company.(1)
        Specimen certificate for shares of Common Stock.(1)
        Stock Purchase Agreement, dated September 30, 1997.(1)
        Financial Data Schedule.(2)
        Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder.(1)

(b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

        1.  Form 8-K of the Company dated October 10, 1997.
        2.  Form 8-K of the Company dated January 28, 1998.
        3. Form 8-K/A of the Company dated February 5, 1998, amending the Form 8-K dated January 28, 1998.
        4.  Form 8-K of the Company dated March 26, 1998.

------------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (file number not yet assigned) filed with the Commission on March 3, 1998.

(2) Filed herewith.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DEOTEXIS


                                   By: /s/ Gerold Tebbe
                                      -----------------------------------
                                      President, Chief Executive Officer,
                                      Secretary and Treasurer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -----------------
     /s/ ROBERT F. WRIGHT        Chairman of the Board          March 30, 1998
------------------------------
       Robert F. Wright

       /s/ GEROLD TEBBE           President, Chief Executive    March 30, 1998
------------------------------    Officer, Secretary Treasurer
         Gerold Tebbe             (principal executive officer,
                                  principal financial and
                                  accounting officer)

     /s/ DAVID F. BOLGER          Director                       March 30, 1998
------------------------------
       David F. Bolger

      /s/ AUBREY L. COLE          Director                       March 30, 1998
------------------------------
        Aubrey L. Cole

        /s/ TONY KIRK             Director                       March 30, 1998
------------------------------
          Tony Kirk

   /s/ MICHAEL J. ROSENBERG       Director                       March 30, 1998
------------------------------
     Michael J. Rosenberg

      /s/ IRA T. WENDER           Director                       March 30, 1998
------------------------------
        Ira T. Wender

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Independent Auditors' Reports..............................................................................         F-2

Balance Sheets at December 31, 1996 and 1997...............................................................         F-5

Statements of Operations for the years ended December 31, 1995, 1996 and 1997 and cumulative since March 6,
  1992 (inception) to December 31, 1997....................................................................         F-6

Statement of Stockholders' Equity for the period March 6, 1992 (inception) to December 31, 1994, and for
  the years ended December 31, 1995, 1996 and 1997.........................................................         F-7

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997 and cumulative since March 6,
  1992 (inception) to December 31, 1997....................................................................         F-8

Notes to Financial Statements..............................................................................         F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Deotexis, Inc.
(formerly Zeron Acquisitions II, Inc.)
New York, New York

We have audited the accompanying balance sheet of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the 1997 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) as of December 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          M.R. Weiser & Co. LLP
                                          Certified Public Accountants

New York, New York
February 24, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Deotexis, Inc.
(formerly Zeron Acquisitions II, Inc.)
New York, New York

We have audited the accompanying balance sheet of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the 1996 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and the March 6, 1992 (inception) through December 31, 1995 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1996 were audited by another auditor whose report dated February 27, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) as of December 31, 1996, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Mayer Rispler & Company, P.C.
                                          Certified Public Accountants

Brooklyn, New York
March 18, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Deotexis, Inc.
(formerly Zeron Acquisitions II, Inc.)
New York, New York

I have audited the accompanying statements of operations, stockholders' equity and cash flows of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) for the year ended December 31, 1995 and the cumulative period March 6, 1992 (Inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) for the year ended December 31, 1995, and the cumulative period March 6, 1992 (Inception) through December 31, 1995, in conformity with generally accepted accounting principles.

                                          Nachum Blumenfrucht
                                          Certified Public Accountant

Brooklyn, New York
February 27, 1996

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         -------------------------
                                                                                            1996          1997
                                                                                         -----------  ------------
                                                      ASSETS
Current assets:
  Cash and equivalents.................................................................  $   530,337  $  4,034,700
  Loan receivable......................................................................        2,331
  Prepaid taxes........................................................................                      1,561
                                                                                         -----------  ------------
      Total current assets.............................................................      532,668     4,036,261
Organization costs, net of amortization................................................           17
                                                                                         -----------  ------------
      Total assets.....................................................................  $   532,685  $  4,036,261
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................  $    15,300  $     73,097
  Due to officer.......................................................................                    150,787
                                                                                         -----------  ------------
      Total current liabilities........................................................       15,300       223,884
                                                                                         -----------  ------------
Commitments and other matters

Stockholders' equity:
  Preferred stock, par value $.001; authorized 15,000,000 shares, none issued and outstanding
  Common stock, par value $.001; authorized 75,000,000 shares, issued and outstanding
    278,750 and 4,546,875 shares in December 31, 1996 and 1997.........................          279         4,547
  Additional paid-in capital...........................................................      624,860     4,155,485
  Deficit accumulated during the development stage.....................................     (107,754)     (347,655)
                                                                                         -----------  ------------
      Total stockholders' equity.......................................................      517,385     3,812,377
                                                                                         -----------  ------------
      Total liabilities and stockholders' equity.......................................  $   532,685  $  4,036,261
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                             See accompanying notes

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                 MARCH 6, 1992
                                                              YEARS ENDED DECEMBER 31,        (DATE OF INCEPTION)
                                                         -----------------------------------           TO
                                                            1995        1996        1997        DECEMBER 31,1997
                                                         ----------  ----------  -----------  --------------------
Interest and other income..............................  $   16,268  $   23,426  $    38,753      $     91,398
                                                         ----------  ----------  -----------        ----------
Expenses:
  Consulting...........................................      15,000      15,000       (6,250)           38,125
  Rent.................................................      15,000      15,000       (6,250)           38,125
  Corporation franchise taxes..........................       3,291       2,467          300             7,536
  Filing fees..........................................       3,996       4,244       10,164            21,283
  Amortization.........................................         100         100           17               500
  Bank charges.........................................         405         447          375             2,310
  Office...............................................         500                   16,312            18,152
  Professional fees....................................      12,981      29,905      263,986           313,022
                                                         ----------  ----------  -----------        ----------
      Total expenses...................................      51,273      67,163      278,654           439,053
                                                         ----------  ----------  -----------        ----------
Net loss...............................................  $  (35,005) $  (43,737) $  (239,901)     $   (347,655)
                                                         ----------  ----------  -----------        ----------
                                                         ----------  ----------  -----------        ----------
Basic loss per share...................................  $     (.13) $     (.16) $      (.19)
                                                         ----------  ----------  -----------
                                                         ----------  ----------  -----------
Weighted average number of shares outstanding..........     278,750     278,750    1,237,618
                                                         ----------  ----------  -----------
                                                         ----------  ----------  -----------

                             See accompanying notes

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         DEFICIT
                                                         COMMON                        ACCUMULATED
                                                          STOCK           ADDITIONAL    DURING THE      TOTAL
                                                  ---------------------    PAID-IN     DEVELOPMENT   STOCKHOLDERS'
                                                    SHARES     AMOUNT      CAPITAL        STAGE         EQUITY
                                                  ----------  ---------  ------------  ------------  ------------
Issuance of 160,000 common shares on June 4,
  1992 at par value ($.001 per share) for cash
  ($.01 per share)..............................     160,000  $     160  $      1,440                 $    1,600
Sale of 18,750 shares for cash in July 1992
  ($1.60 per share).............................      18,750         19        29,981                     30,000
Net loss inception to December 31, 1992.........                                       $        (62)         (62)
Net loss--December 31, 1993.....................                                             (1,766)      (1,766)
Sale of 100,000 shares--January 31, 1994 ($6.25
  per share)....................................     100,000        100       624,900                    625,000
Deferred offering costs charged to paid-in
  capital.......................................                              (31,461)                   (31,461)
Net loss--December 31, 1994.....................                                            (27,184)     (27,184)
                                                              ---------  ------------  ------------  ------------
Balance--December 31, 1994......................                    279       624,860       (29,012)     596,127
Net loss........................................                                            (35,005)     (35,005)
                                                              ---------  ------------  ------------  ------------
Balance--December 31, 1995......................                    279       624,860       (64,017)     561,122
Net loss........................................                                            (43,737)     (43,737)
                                                              ---------  ------------  ------------  ------------
Balance--December 31, 1996......................                    279       624,860      (107,754)     517,385
Distributions...................................                             (475,750)                  (475,750)
Sale of 4,183,125 shares for cash ($.96 per
  share)........................................   4,183,125      4,183     3,995,817                  4,000,000
Issuance of 85,000 shares for services rendered
  ($.48 per share)..............................      85,000         85           (85)                    --
Capital contributed by principal stockholder....                               10,643                     10,643
Net loss........................................                                           (239,901)    (239,901)
                                                  ----------  ---------  ------------  ------------  ------------
Balance--December 31, 1997......................   4,546,875  $   4,547  $  4,155,485  $   (347,655)  $3,812,377
                                                  ----------  ---------  ------------  ------------  ------------
                                                  ----------  ---------  ------------  ------------  ------------

                             See accompanying notes

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                 MARCH 6, 1992
                                                               YEARS ENDED DECEMBER 31,           (INCEPTION)
                                                         ------------------------------------       THROUGH
                                                            1995        1996         1997      DECEMBER 31, 1997
                                                         ----------  ----------  ------------  ------------------
Cash flows from operating activities:
  Net loss.............................................  $  (35,005) $  (43,737) $   (239,901)    $   (347,655)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization.....................................         100         100            17              500
  Changes in operating assets and liabilities:
      Loan receivable..................................                  (2,331)        2,331
      Prepaid taxes....................................                                (1,561)          (2,061)
      Accounts payable and accrued expenses............      (1,650)      8,200        57,797           73,097
      Due to officer...................................                               150,787          150,787
                                                         ----------  ----------  ------------  ------------------
Cash (used in) operations..............................     (36,555)    (37,768)      (30,530)        (125,332)
                                                         ----------  ----------  ------------  ------------------
Cash flows from financing activities:
Issuance of common stock--net of costs.................                             4,000,000        4,625,139
Capital contributed by principal stockholder...........                                10,643           10,643
Distributions..........................................                              (475,750)        (475,750)
                                                         ----------  ----------  ------------  ------------------
Net increase (decrease) in cash and cash equivalents...     (36,555)    (37,768)    3,534,893        4,160,032
                                                         ----------  ----------  ------------  ------------------
Cash and cash equivalents--beginning of year /
  period...............................................     604,660     568,105       530,337          --
                                                         ----------  ----------  ------------  ------------------
Cash and cash equivalents--end of year / period........  $  568,105  $  530,337  $  4,034,700     $  4,034,700
                                                         ----------  ----------  ------------  ------------------
                                                         ----------  ----------  ------------  ------------------
Non-cash financing activities:
  The Company issued 85,000 shares to a consultant for
    services rendered. The Company recorded the fair
    market value of those securities at $.48 per
    share..............................................                          $     40,800     $     40,800
                                                                                 ------------  ------------------
                                                                                 ------------  ------------------

                             See accompanying notes

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND STOCKHOLDERS' EQUITY:

    Background:

    Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) (the "Company") was organized under the laws of the State of Nevada on March 6, 1992. Its purpose is to provide a vehicle to acquire or merge with another entity. Since the Company has not yet begun operations, it is considered to be in the development stage.

    On October 10, 1997, the Stock Purchase Agreement dated September 30, 1997 with Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly-issued and nonregistered shares of common stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The Company intends to develop and market these patents.

    The New Shares account for 92% of the issued and outstanding common stock of the Company and, accordingly, the Company is a subsidiary of OHL. Prior to the closing of the Stock Purchase Agreement, Gary Takata, then President, Secretary and a Director of the Company, and Shigeru Masuda, then Chairman of the Board of Directors of the Company, together beneficially owned 55.2% of the common stock of the Company and controlled the Company. Upon the closing of the Stock Purchase Agreement and in accordance with the provisions thereof, Mr. Masuda resigned as a Director of the Company, and Mr. Takata resigned his officerships and directorship with the Company and appointed Gerold Tebbe sole director, who then appointed himself President, Treasurer and Secretary of the Company.

    On October 13, 1997, by action by written consent without a meeting, OHL, as majority stockholder and parent of the Company, acted to amend the Company's Articles of Incorporation to change the Company's corporate name to "Deotexis, Inc." An amendment to the Company's Articles of Incorporation was prepared and filed with the Secretary of State of Nevada on October 15, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES:

    Cash and Equivalents:

    Cash and equivalents are stated at cost plus accrued interest. Cash equivalents consist of short-term treasury bills. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

    Concentration of Credit Risk:

    At December 31, 1997 and 1996, the Company maintained all its cash in one commercial bank. The institution is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured balance amounted to approximately $150,000 at December 31, 1997.

    Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Organization Costs:

    Organization costs are being amortized on the straight-line method over a period of five years.

    Patents:

    In accordance with the Stock Purchase Agreement, the majority shareholder sold certain patents, patent applications and associated intellectual property to the Company for nominal consideration. The cost of patents acquired are not being amortized as the consideration was nominal. These patents are for the textile-based controlled-release delivery systems for toiletries, cosmetics, apparel, household products and personal care products, and applications in the pharmaceutical industry.

    Earnings (loss) per common share:

    Effective for financial statements for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The adoption of this new accounting standard did not have any effect on the Company's reported loss per share amounts, because there were no dilutive securities outstanding during any of the periods.

3. STOCKHOLDERS' EQUITY:

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

    On January 14, 1994, the Company closed on the minimum of 100,000 shares for a total consideration of $625,000.

    In October 1997, the Company distributed $475,750 of which $454,000 or $4.54 per share was distributed to the holders of 100,000 common shares issued in connection with the initial public offering, and $21,750 or $1.16 per share was distributed to holders of 18,750 common shares issued prior to the initial public offering.

    On October 10, 1997, pursuant to the Stock Purchase Agreement dated September 30, 1997, the Company issued 4,183,125 newly-issued and nonregistered shares of common stock, $.001 par value, in exchange for a cash payment of $4 million and the transfer to the Company for nominal consideration, plus

                                 DEOTEXIS, INC.
                (FORMERLY KNOWN AS ZERON ACQUISITIONS II, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. STOCKHOLDERS' EQUITY: (CONTINUED)
future royalties tied to the revenues of certain patents, patent applications and related intellectual property. In addition, the principal stockholder contributed capital in the amount of $10,643.

    On October 10, 1997, the Company issued 85,000 shares of Common Stock to a consultant, in connection with his work on behalf of the Company, in arranging and facilitating the consummation of the Stock Purchase Agreement. The Company recorded the estimated fair market value of those securities at $.48 per share by a charge to additional paid-in capital.

4. DUE TO OFFICER:

    An officer of the Company expended approximately $150,000 for professional fees and travel expenses on behalf of the Company, which have been recorded as expenses and amounts due to officer. The amounts due to officer have no specified repayment terms or interest rate.

5. NET INCOME TAXES:

    The Company has available at December 31, 1997 approximately $377,000 of unused operating loss carryforwards that may be applied against future taxable income, if any, and that expire in various years from 2007 to 2012.

6. COMMITMENTS AND OTHER MATTERS:

    a. At December 31, 1997, the Company maintains an office facility on an annual basis for $5,100 per annum.

    b. Prior to occupying its new facility in October 1997, the Company utilized the offices of its former President. Pursuant to an oral agreement, these facilities were provided on an annual basis for $15,000 per year.

    c. In prior years, the Company entered into a consulting agreement with the Zeron Group, Inc., a New York corporation. The Company's former Chairman of the Board of Directors, has been chairman of the Zeron Group, Inc. since May 1989. The annual fee pursuant to the agreement was $15,000 commencing January 14, 1994, the closing of the Company's public offering. Pursuant to the consulting agreement, the Zeron Group, Inc. was to devote up to five hours per month in the search for and evaluation of potential acquisitions.

    d. In connection with the Stock Purchase Agreement, the agreements regarding rent and consulting services rendered to the Company discussed above have been terminated and all outstanding amounts payable for rent and consulting have been canceled.

    e. During the period from approximately October 10, 1997, the date on which OHL and Gerold Tebbe acquired majority control of the Company, to December 31, 1997, the Company paid Mr. Tony Kirk $103,124 for consulting services. On January 19, 1998, Mr. Kirk was appointed a director of the Company.

    f. In connection with the Stock Purchase Agreement, the Company has the right to call, for a period of one year from October 10, 1997, the closing date thereof, all shares of Common Stock held or controlled by Mr. Takata and Mr. Masuda, 160,000 shares, at a price of $30 per share.

                                 EXHIBIT INDEX

EXHIBIT                               PAGE NUMBER
-------------------------------       -----------
27. Financial Data Schedule....
