Form 10-Q
period 1998-03-31
DEOTEXIS INC
filed 1998-05-20
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       MARCH 31, 1998
                              ----------------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 2844975-1
                                               ---------

                                 DEOTEXIS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               NEVADA                                       13-3666344
-----------------------------------------      --------------------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

    885 THIRD AVE., SUITE 2900
    NEW YORK, NEW YORK                                     10022-4834
-----------------------------------------      --------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including area code   (212) 829-5698
                                                  --------------------

                                      -N/A-
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
     -----      -----

        As of May 14, 1998, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

STATEMENT ON INTERPRETATION OF FORWARD-LOOKING STATEMENTS

               This Quarterly Report contains forward-looking statements relating to future events or the projected future financial performance of the Company. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act and Section 21E of the Exchange Act. When used herein, the words "anticipate," "intend," "plan," "believe," "in our opinion," "hope," "estimate" and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify such forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs, sources or potential sources or capital, or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those assumptions and projections set forth in, contemplated by or underlying the forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements contained herein.

                                 DEOTEXIS, INC.
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                                                     PAGE


PART I         FINANCIAL INFORMATION
        ITEM 1.       FINANCIAL STATEMENTS

                             INDEX TO FINANCIAL STATEMENTS..........................................  F-1

                             BALANCE SHEETS AT DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED).....  F-2

                             STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1998 (UNAUDITED) AND CUMULATIVE
                             SINCE MARCH 6, 1992 (INCEPTION) TO MARCH 31, 1998
                             (UNAUDITED)............................................................  F-3

                             STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                             MARCH 6, 1992 (INCEPTION) TO DECEMBER 31, 1994, AND
                             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             AND FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)..............  F-4

                             STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1998 (UNAUDITED) AND CUMULATIVE SINCE
                             MARCH 6, 1992 (INCEPTION) TO MARCH 31, 1998 (UNAUDITED)................  F-5

                             NOTES TO CONDENSED FINANCIAL STATEMENTS................................  F-6

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................  1

        ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.....................................................................  1

PART II               OTHER INFORMATION...............................................................  1

        ITEM 1.       LEGAL PROCEEDINGS...............................................................  1
        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................  1
        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.................................................  1
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS.........................................................................  1
        ITEM 5.       OTHER INFORMATION...............................................................  1
        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................  8

SIGNATURES............................................................................................  9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.


                                                  DEOTEXIS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                           INDEX TO FINANCIAL STATEMENTS



                                                                                                 PAGE

Balance Sheets at and December 31, 1997 and March 31, 1998 (unaudited)                           F-2

Statements of Operations for the three months ended March 31, 1997 and 1998
    (unaudited) and cumulative since March 6, 1992 (inception)
    to March 31, 1998 (unaudited)                                                                F-3

Statement of Stockholders' Equity for the period March 6, 1992 (inception) to
    December 31, 1994, and for the years ended December 31, 1995, 1996 and 1997 and for the three
    months ended March 31, 1998 (unaudited)                                                      F-4

Statements of Cash Flows for the three months ended March 31, 1997 and 1998
    (unaudited) and cumulative since March 6, 1992
    (inception) to March 31, 1998 (unaudited)                                                    F-5

Notes to Condensed Financial Statements                                                          F-6

                                                  DEOTEXIS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                                  BALANCE SHEETS

                                                      ASSETS

                                                                 DECEMBER 31, 1997                MARCH 31, 1998
                                                                 -----------------                --------------
                                                                                                  (Unaudited)

Current assets:
   Cash and equivalents                                             $4,034,700                     $3,713,888
   Prepaid taxes                                                         1,561                          1,561
   Prepaid insurance                                                                                  105,802
                                                                   -----------                     ----------
              Total assets (all current)                            $4,036,261                     $3,821,251
                                                                    ==========                     ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                            $   73,097                     $  274,246
   Due to officer                                                      150,787                        150,787
                                                                   -----------                   ------------
              Total current liabilities                                223,884                        425,033
                                                                   -----------                   ------------

Commitments and other matters

Stockholders' equity:

   Preferred  stock,  par value  $.001;  authorized
     15,000,000 shares, none issued and outstanding
   Common  stock,   par  value  $.001;   authorized
     75,000,000  shares,   issued  and  outstanding
     4,546,875 shares                                                    4,547                          4,547
   Additional paid-in capital                                        4,155,485                      4,155,485
   Deficit  accumulated  during  the  development
     stage                                                            (347,655)                      (763,814)
                                                                   -----------                    -----------
              Total stockholders' equity                             3,812,377                      3,396,218
                                                                   -----------                    -----------

              Total liabilities and stockholders'

                equity                                              $4,036,261                     $3,821,251
                                                                    ==========                     ==========



                             SEE ACCOMPANYING NOTES

                                                    DEOTEXIS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                               STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                  THREE MONTHS                     MARCH 6, 1992
                                                                 ENDED MARCH 31,               (Date of Inception) to
                                                            ----------------------
                                                          1997                1998                  MARCH 31, 1998
                                                       ----------          ----------           ------------------

Interest and other income                                $  6,188           $ 21,971                  $ 113,369
                                                         --------           --------                  ---------

Expenses:
   Consulting                                               3,750                                        38,125
   Rent                                                     3,750                                        38,125
   Corporation franchise taxes                                431              9,200                     16,736
   Filing fees                                                778             70,301                     91,584
   Amortization                                                17                                           500
   Bank charges                                                75                                         2,310
   Insurance                                                                  35,268                     35,268
   Office                                                                     10,610                     28,762
   Professional fees                                        1,050            312,751                    625,773
                                                         --------          ---------                  ---------
         Total expenses                                     9,851            438,130                    877,183
                                                         --------          ---------                  ---------

Net loss                                                  $(3,663)         $(416,159)                 $(763,814)
                                                          =======          =========                  =========

Basic loss per share                                        $(.01)             $(.09)
                                                            =====              =====

Weighted average number of
   shares outstanding                                     278,750          4,546,875
                                                          =======          =========




                             SEE ACCOMPANYING NOTES

                                                    DEOTEXIS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                      COMMON           ADDITIONAL        DURING THE         TOTAL
                                                      STOCK             PAID-IN        DEVELOPMENT      STOCKHOLDERS'
                                                 SHARES    AMOUNT       CAPITAL           STAGE            EQUITY
                                                --------  --------     ---------        ----------       ----------

Issuance of 160,000 common shares on June 4,
   1992 at par value ($.001 per share) for
   cash ($.01 per share)                        160,000    $  160     $    1,440                            $1,600

Sale of 18,750 shares for cash in July 1992
   ($1.60 per share)                             18,750        19         29,981                            30,000

Net loss inception to December 31, 1992                                                 $     (62)             (62)

Net loss - December 31, 1993                                                               (1,766)          (1,766)

Sale of 100,000 shares - January 31, 1994
   ($6.25 per share)                            100,000       100        624,900                           625,000

Deferred offering costs charged to paid-in
   capital                                                               (31,461)                          (31,461)

Net loss - December 31, 1994                                                              (27,184)         (27,184)
                                                          -------   ------------       ----------      -----------

Balance - December 31, 1994                                   279        624,860          (29,012)         596,127

Net loss                                                                                  (35,005)         (35,005)
                                                          -------   ------------       ----------       ----------

Balance - December 31, 1995                                   279        624,860          (64,017)         561,122

Net loss                                                                                  (43,737)         (43,737)
                                                          -------   ------------       ----------       ----------

Balance - December 31, 1996                                   279        624,860         (107,754)         517,385

Distributions                                                           (475,750)                         (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share)                           4,183,125     4,183      3,995,817                         4,000,000

Issuance of 85,000 shares for services
   rendered ($.48 per share)                     85,000        85            (85)                             -

Capital contributed by principal
   stockholder                                                            10,643                            10,643

Net loss                                                                                 (239,901)        (239,901)
                                              ---------     -----      ---------        ---------       -----------

Balance - December 31, 1997                   4,546,875     4,547      4,155,485         (347,655)       3,812,377

Net loss (unaudited)                                                                     (416,159)        (416,159)
                                              ---------     -----      ---------        ---------       -----------

Balance - March 31, 1998 (unaudited)          4,546,875    $4,547     $4,155,485        $(763,814)      $3,396,218
                                             ==========    ======     ==========        =========       ==========


                             SEE ACCOMPANYING NOTES

                                                      DEOTEXIS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                     THREE MONTHS                      MARCH 6, 1992
                                                                    ENDED MARCH 31,                 (Inception) through
                                                            -------------------------------
                                                               1997               1998                 MARCH 31, 1998
                                                           ------------       --------------        -----------------

Cash flows from operating activities:
   Net loss                                                 $(3,663)            $(416,159)                 $(763,814)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities:

        Amortization                                             17                                              500
   Changes in operating assets and
     liabilities:
       Loan receivable                                           -0-                   -0-
       Prepaid taxes                                             -0-                   -0-                    (2,061)
       Prepaid insurance                                                         (105,802)                  (105,802)
       Accounts payable and accrued
          expenses                                            6,543               201,149                    274,246
       Due to officer                                                                                        150,787
                                                       ------------            ----------                  ---------

Cash (used in) provided by operations                         2,897              (320,812)                  (446,144)

Cash flows from financing activities:
   Issuance of common stock -
     net of costs                                                                                          4,625,139
   Capital contributed by principal
     stockholder                                                                                              10,643

   Distributions                                                                                            (475,750)
                                                          ---------            ----------                  ---------
Net (decrease) increase in cash
   and cash equivalents                                       2,897              (320,812)                 3,713,888

Cash and cash equivalents -
   beginning of period                                      530,337             4,034,700                      -
                                                          ---------           -----------                  ---------

Cash and cash equivalents -
   end of period                                           $533,234            $3,713,888                 $3,713,888
                                                           ========            ==========                 ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                                                  $9,200                     $9,200
                                                                               ==========                 ==========

Noncash financing activities:
   The Company issued 85,000 shares to a
     consultant for services rendered.
     The Company recorded the fair market
     value of those securities at $.48 per share.                                                            $40,800
                                                                                                             =======

                             SEE ACCOMPANYING NOTES

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     THE COMPANY AND STOCKHOLDERS' EQUITY:

       Background:

       Deotexis, Inc. (the "Company") was organized under the laws of the State of Nevada on March 6, 1992. Its purpose is the development of a consumer products company focusing on the marketing of personal care consumer products. Since the Company has not yet begun operations, it is considered to be in the development stage.

       On October 10, 1997, the Stock Purchase Agreement dated September 30, 1997 among Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly issued and nonregistered shares of common stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The Company intends to develop and market these patents and the products produced utilizing this intellectual property.

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

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       On October 13, 1997, by action by written consent without a meeting, OHL, as majority stockholder and parent of the Company, acted to amend the Company's Articles of Incorporation to change the Company's corporate name to "Deotexis, Inc." An amendment to the Company's Articles of Incorporation was prepared and filed with the Secretary of State of Nevada on October 15, 1997.

       Basis of Presentation:

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the condensed notes thereto. In the opinion of management of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

       These financial statements should be read in conjunction with the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2.     SIGNIFICANT ACCOUNTING POLICIES:

       Cash and Equivalents:

       Cash and equivalents are stated at cost plus accrued interest. Cash equivalents consist of short-term treasury bills. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

       Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Earnings (Loss) Per Share:

       Basic earnings (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive securities outstanding during any of the periods.

       Patents:

       In accordance with the Stock Purchase Agreement, the majority shareholder sold certain patents, patent applications and associated intellectual property to the Company for nominal consideration. The cost of these acquired patents are not being amortized as the consideration was nominal. These patents involve textile-based controlled-release delivery systems, with product applications in toiletries, cosmetics, apparel, household products and personal care products markets as well as applications in the pharmaceutical industry.

3.     STOCKHOLDERS' EQUITY:

       The Company is authorized to issue 75,000,000 common shares with a par value of $.001, and 15,000,000 blank check preferred shares with a par value of $.001. On June 4, 1992, the Company issued a total of 160,000 shares of its common stock to its officers for a total consideration of $1,600 ($.01 per share).

       On June 4, 1992, the Board of Directors authorized the sale, through a self-underwritten initial public offering, of a minimum of 100,000 common shares and a maximum of 200,000 common shares at $6.25 per share.

       During the period of July 1, 1992 through July 15, 1992, the Company issued a total of 18,750 shares of its common stock ($.001 par value) to various individuals for a total consideration of $30,000 ($1.60 per share).

       On January 14, 1994, the Company closed on the minimum of 100,000 shares in its initial public offering for a total consideration of $625,000.

       In October 1997, the Company distributed $475,750 of which $454,000 or $4.54 per share was distributed to the holders of 100,000 common shares issued in connection with the initial public offering, and $21,750 or $1.16 per share was distributed to holders of 18,750 common shares issued prior to the initial public offering.

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       On October 10, 1997, pursuant to the Stock Purchase Agreement dated September 30, 1997, the Company issued 4,183,125 newly issued and nonregistered shares of common stock, $.001 par value, in exchange for a cash payment of $4 million and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues generated by products sold that employ certain patents, patent applications and related intellectual property contributed to the Company by the Company's principal stockholder. In addition, the principal stockholder contributed capital in the amount of $10,643.

       On October 10, 1997, the Company issued 85,000 shares of Common Stock to a consultant, in connection with his work on behalf of the Company, in arranging and facilitating the consummation of the Stock Purchase Agreement. The Company recorded the estimated fair market value of those securities at $.48 per share by a charge to additional paid-in capital.

4.     COMMITMENTS AND OTHER MATTERS:

       On April 9, 1998 the Company entered into a nonexclusive licensing agreement, with Kuw Hummel Vertribs Gmbh ("Hummel") to manufacture and sell certain products in Germany. The agreement is for a term of one year and shall be automatically renewed. Hummel is owned 49.2% by Gerold Tebbes' wife.

       During the three months ended March 31, 1998, the Company accrued costs of approximately $107,000 for consulting services provided to the Company by a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               See Part II, Item 5 -- Other Information, below.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not Applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               Not Applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

               Not Applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not Applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not Applicable.

ITEM 5.        OTHER INFORMATION.

               The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

               Deotexis, Inc. (the "Company") has not generated any revenue from operations and is in the development stage. At March 31, 1998, the Company had current assets of $3,821,251, and current liabilities of $425,033.

PLAN OF OPERATIONS

RECENT DEVELOPMENTS

               AGREEMENT WITH KUW HUMMEL VERTRIEBS GMBH. Since 1993, until very recently, the Company has had an informal oral agreement with KuW Hummel Vertriebs GmbH ("Hummel"), a small manufacturing and distribution company in Germany, to produce certain of the Company's Products, primarily the Deotexis Cold Scarf, in the small quantities that have been required to date for test-marketing and promotional purposes. The products have been manufactured on machinery the development and customization of which has, to date, been financed by Mr. Tebbe.

               On April 9, 1998, the Company and Hummel executed a License Agreement (the "Hummel License"), which provides for the following basic terms. The Hummel License grants to Hummel a non-exclusive license for Hummel to manufacture and distribute certain of the Company's Products in the Federal Republic of Germany only. The license grants to Hummel the right to use Company patents relating to the Deotexis Cold Scarf and other products based on it, but licensing arrangements between the Company and Hummel with respect to other Company Products will be the subject of separate licensing agreements. Hummel has the right to use the Deotexis name in its selling efforts, and is entitled to receive, without payment of any additional fee, all improvements on existing products and techniques developed by the Company that relate to the licensed products. The Hummel License obligates Hummel to contribute to the marketing and sales efforts with respect to the licensed products it manufactures, including supporting the launch and distribution of the Products with advertising and the distribution of literature describing the Products, and exhibiting the Products at trade fairs in Germany. Deotexis products manufactured and sold by Hummel have to meet quality standards specified by the Company, and the Company has the right to verify quality at all times. In return for the grant of the Hummel License by the Company described above, Hummel has paid to the Company a one-time fee of DM 10,000. In addition, Hummel will pay to Deotexis under the Hummel License a licensing fee equal to 8% of the Net Profits generated by the sale of the licensed products, if such Net Profits are DM 5 million or less; if such Net Profits exceed DM 5 million but are less than DM 10 million, the licensing fee shall equal 7% of Net Profits; if such Net Profits exceed DM 10 million but are less than DM 20 million, the licensing fee shall equal 6% of Net Profits; and if such Net Profits exceed DM 20 million, the licensing fee shall equal 5% of Net Profits. Regardless of the Net Profits realized by Hummel under the Hummel License, Hummel shall pay to the Company a minimum annual licensing fee equal to DM 20,000 (which amount shall be pro-rated for any portion of a year that the Hummel License is in effect). "Net Profits" are defined in the Hummel License as the total invoice price rendered by Hummel to its customers for the Products, less (A) trade discounts granted by Hummel and reflected on the invoice, (B) sales taxes, excise duties, charges for taking part in the German recycling program, and use taxes, (C) reimbursements by customers, and
(D) reimbursements by customers of the travel expenses incurred by Hummel employees while working on a customer order, but only to the extent that a customer is actually invoiced for these amounts. Hummel is not permitted to assign its rights under the Hummel License. The duration of the license is for one (1) year, renewable automatically for an additional year unless either party gives the other ninety (90) days notice of its intention not to renew, or unless a party has breached its obligations under the agreement. The Hummel License is governed by German law.

               The Hummel License provides that the Company may terminate the license granted therein if it decides in the future to grant a license or exclusive license to a large consumer products or pharmaceutical concern, at the Company's discretion. Thus, the Hummel License does not in any way restrict the Company's right to grant licenses to others to manufacture and distribute its Products in the future, nor does it restrict or prevent in any way the acquisition that the Company hopes to accomplish of a manufacturing and distribution company located in the United States or Europe.

GENERAL OVERVIEW

               The Company was incorporated in Nevada on March 6, 1992, has no operating history, has not generated or recognized any revenues, and is in the development stage. The Company was originally organized with the sole purpose of identifying a suitable candidate to acquire or with which to merge, and its existence had, until October, 1997, been maintained since its formation with that objective in mind. On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("Zeron"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights. The Stock Purchase Agreement closed on October 10, 1997.

               The creative and technical expertise behind the Company's business is provided by Mr. Gerold Tebbe, who is a qualified textile designer with over twenty-five years of experience in the German and international textile industries. In the 1970s, Mr. Tebbe's company became a leader in the process of transferring complex designs from the artist's drawing board onto high-volume production machines for the manufacture of patterned cloths. In the 1980s, reacting to the competitive threat to the European textile industry from low-cost imports from Asia and other low labor cost regions, Mr. Tebbe began to seek an alternative to his existing business. After experimenting with textile-based controlled-release delivery systems, he developed the product line the Company currently intends to sell, which he started to test-market on a preliminary basis in the late 1980s. At that point, a dispute arose over the validity of the patents and other intellectual property employed to produce the products the Company currently intends to market. That patent dispute was resolved in Mr. Tebbe's favor by the European Patent Office in late 1996.

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

               The Company's plan is to develop and commercialize certain patented, textile-based controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products and personal care products markets. The Company's goal is to build on its patented "know-how" in research and development, and to acquire manufacturing and marketing resources to become a profitable supplier of textile-based, controlled-release delivery systems to a wide range of industry sectors. The Company believes that its controlled-release delivery systems are unique in the way they combine microencapsulation technology with flexible fleece-type fabrics. The Company's first controlled-release delivery system was developed by Mr. Tebbe in 1987, and he filed a patent application for the technology relating thereto in that same year. The application was opposed in the European patent courts by The Procter & Gamble Company, one of the world's largest manufacturers and distributors of household and consumer products. In late 1996, the European Patent Office dismissed Procter & Gamble's challenge in favor of Mr. Tebbe's patent claims.

               During its first three (3) years of operations, the Company anticipates that it will (a) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (b) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its Products; (c) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (d) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for a sales-based royalty payment to the Company, and (e) commence an image building advertising and public relations campaign in the personal care products industry. There can be no assurance that any or all of these goals will be achieved by the Company.

PRODUCTS

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

               The Company believes that the Products address the problem of effectively maintaining personal freshness for extended time periods. The Products are intended to serve as substitutes for perfumes, toiletries, cosmetics, deodorants, emollients, decongestants and other personal care products marketed with traditional delivery systems. Products employing traditional delivery systems (powders, roll- ons, creams, sprays, etc.), in the Company's view, can be inconvenient to use and, after application, rapidly deteriorate and lose their efficacy. The Company's Products are intended to provide for the controlled-release of active substances in desired quantities over an extended period of time, thereby providing a superior delivery system that avoids the "peak and valley" effect resulting from use of traditional delivery systems currently on the market. The Company intends to market the Products as an alternative to similar consumer products employing traditional delivery systems, with the advantage of extended active substance effectiveness, and the convenience of a no-mess, no-spill solution to consumers' personal care needs.

TARGET MARKETS; MANUFACTURING AND DISTRIBUTION STRATEGY

               Potential customers for the Company's products are consumers worldwide. Test- marketing in Europe has shown significant interest in the Deotexis Cold Scarf, based on its convenience, versatility and cost-effectiveness. The Company's marketing and product strategy reflects Mr. Tebbe's considerable experience with the test-marketing of the Company's Products and is designed to be responsive to the requirements of consumers and the marketplace. To reach its target markets, the Company intends to focus on two categories of sales channels : (1) wholesale distributors to drugstores and pharmacies; and (2) licensees, which are expected to be large and medium-sized corporations in the toiletries, cosmetics, apparel, household products and personal care products markets. The Company has had preliminary discussions with several major companies in both categories and believes it will be in a position to conclude sales and licensing agreements promptly after concluding its corporate organization and staffing, though there can be no assurance that any such contracts or agreements will be consummated. In addition, the Company has executed an agreement with the German distributor, KuW Hummel Vertriebs GmbH ("Hummel"), the company that has been manufacturing and distributing the Deotexis Cold Scarf during the test-marketing phase of operations, pursuant to which Hummel will continue to manufacture and distribute the Deotexis Cold Scarf in return for payment of licensing fees and royalties to the Company.

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

               HOLDING COMPANY STAFF. To support Mr. Tebbe, the Company expects to appoint a seasoned financial executive who will be responsible (assuming the strategic acquisition, discussed below, occurs) at the holding company level for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other holding company functions.

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

               PRODUCT MANAGERS. As stated above, the Company intends to acquire an operating company with manufacturing capabilities in Europe or the United States within the first six to twelve (6-12) months of its operations, and thereafter use the Company's Products to diversify and expand the acquired company's sales. To manage sales of the Company's Products, the Company may either employ the existing product and sales managers of the acquired company's management, or hire new Product Managers, or both. It is anticipated that initially there will be two (2) Senior Product Managers, based in Europe and the United States, respectively, with responsibility for negotiating and completing sales and licensing agreements with potential customers in their respective geographical areas. The Product Managers will be selected based on their experience in the areas of sales of consumer and personal care products, and the licensing of technology and patents.

MANUFACTURING AND DISTRIBUTION

               The Company's target markets are different and independent, and will require separate licensing and distribution strategies. The Company believes it can most effectively manufacture and distribute its controlled-release Products (including products in development, which currently consist of consumer insect repellent, treatment gloves and field dressings) by
(i) acquiring an operating company in Europe or the United States with a suitable production facility and management, and transferring the Company's manufacturing technology and intellectual property to this acquired entity, (ii) entering into agreements with drug and pharmaceutical wholesale distributors to distribute the Company's Products through those companies' distribution networks, specifically to pharmacies and drugstores that purchase their over-the-counter products from the wholesale distributors; and (iii) licensing the technology and the processes required to manufacture the Company's Products to consumer products manufacturing and distribution companies, in return for a licensing fee, which companies would, in turn, manufacture and distribute the Company's Products. The Company anticipates that it will be able to negotiate both an acquisition agreement and at least one licensing or distribution agreement during its first six to twelve (6- 12) months of operations. While the Company has had preliminary discussions with several wholesale distributors and potential licensees, and a few operating companies that may be potential acquisition candidates, there can be no assurance that such an acquisition will occur or such contemplated agreements will be reached on terms advantageous to the Company, if at all. In the event the Company does not succeed in entering into these licensing and distribution agreements, and consummating an acquisition, within the time-frame referred to above, the Company's ability to produce, distribute and market its Products in any significant way will be extremely limited.

LICENSING

               Until the Company is able to acquire an operating concern in Europe or the United States, and for the foreseeable future if the Company is unable to consummate such an acquisition, and to avoid the typically large costs of advertising and promoting new consumer products, the Company plans to primarily follow a licensing strategy to market and distribute its Products.

               The Company anticipates that many of its customers will enter into license agreements with the Company, in return for a sales-based royalty payment to the Company. It is the Company's intention to grant five (5) year licenses (extendable to ten (10) years), to large and mid-sized corporations in the apparel, cosmetics, toiletries, household products and personal care products industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute the Company's Products.

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

PUBLIC RELATIONS; ADVERTISING

               Following the employment of senior management and other staff and the finalization of its corporate organization and staffing, the Company intends to begin a public relations campaign to build the image of the Company in a number of its markets in Europe. The public relations campaign will be designed to present the Company as a developer and supplier of quality, innovative, economical controlled- release products. This campaign, which the Company anticipates will utilize the services of independent public relations firms selected by the Company, may include (i) the offering of free introductory samples or gifts of the Company's Products through television, radio and print ads; (ii) participation in trade fairs in a number of markets in Europe; and
(iii) placement of news articles and coverage in the media. The Company estimates that the cost of this initial public relations campaign could amount to a significant percentage of the Company's initial revenues.

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

PATENTS

               The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property constitute all of the technology necessary to manufacture the Company's Products. It is the Company's intention to commercially exploit the patents through the introduction and sale of the Company's Products, primarily into the European market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay Mr. Tebbe a 1% royalty per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the patents and patent rights. There are no assurances that the Company will ever achieve net revenues as a result of such commercial exploitation. Furthermore, if the occasion arises, the Company will have to defend against and/or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company.

LIQUIDITY

               Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Products. On March 31, 1998, the Company had $3,821,251 of liquid assets, working capital of $3,396,218 and shareholders' equity of $3,396,218. The Company has not manufactured or licensed any of its Products since inception; however, the Company has arranged for a manufacturing and distribution company based in Germany, KuW Hummel Vertriebs GmbH ("Hummel"), to manufacture and distribute small quantities of the Company's Products in connection with test-marketing and promotional activities, and the Company has executed a Licensing Agreement with Hummel to continue producing Products for the Company to meet anticipated demand over the next six to twelve (6-12) months.

CAPITAL RESOURCES

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

        10 Licensing Agreement, dated April 9, 1998, between the Company and KuW Hummel Vertriebs GmbH.

        27     Financial Data Schedule.

(B) REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

    1.     Form 8-K of the Company dated January 28, 1998.

    2. Form 8-K/A of the Company dated February 5, 1998, amending the Form 8-K dated January 28, 1998.

    3.     Form 8-K of the Company dated March 26, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DEOTEXIS, INC.

                                        By: /s/ Gerold Tebbe
                                            --------------------------------
                                            President, Chief Executive Officer,
                                            Secretary and Treasurer

Dated:  May 19, 1998

                                 EXHIBIT INDEX

EXHIBIT                                     PAGE NUMBER

10. Agreement, dated April 9, 1998
    between the Company and KuW
    Hummel Vertriebs GmbH                       __

27. Financial Data Schedule                     __