Form 10-Q
period 1998-06-30
DEOTEXIS INC
filed 1998-08-14
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1998
                              ------------------
                                       OR


/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------

                   Commission file number    2844975-1
                                             ---------


                                 Deotexis, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                 13-3666344
  (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)


         885 Third Ave., Suite 2900
            New York, New York                     10022-4834
   ---------------------------------------  ----------------------------------
   (Address of Principal Executive Offices)        (Zip Code)



Registrant's Telephone Number, including area code   (212) 829-5698


                                      -N/A-
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -----     -----

         As of August 10, 1998, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

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

                                 DEOTEXIS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                                                            Page
                                                                                                                            ----

PART I
                                                      FINANCIAL INFORMATION..................................................  1
         ITEM 1.           FINANCIAL STATEMENTS..............................................................................  1

                                    Index to Financial Statements..........................................................  F-1

                                    Balance Sheets at June 30, 1998 (unaudited)
                                    and December 31, 1997..................................................................  F-2

                                    Statements of Operations for the six months ended
                                    June 30, 1998 and 1997 (unaudited) and cumulative
                                    since March 6, 1992 (inception) to June 30, 1998
                                    (unaudited)............................................................................  F-3

                                    Statements of Operations for the three months ended
                                    June 30, 1998 and 1997 (unaudited).....................................................  F-4

                                    Statement of Stockholders' Equity for the period
                                    March 6, 1992 (inception) to December 31, 1994, and
                                    for the years ended December 31, 1995, 1996 and 1997
                                    and for the six months ended June 30, 1998 (unaudited).................................  F-5

                                    Statements of Cash Flows for the six months ended
                                    June 30, 1998 and 1997 (unaudited) and cumulative since
                                    March 6, 1992 (inception) to June 30, 1998 (unaudited).................................  F-6

                                    Notes to Financial Statements..........................................................  F-8


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................  1
         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK.......................................................................................  1

PART II
                                                        OTHER INFORMATION....................................................  1
         ITEM 1.           LEGAL PROCEEDINGS.................................................................................  1
         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................  1
         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES...................................................................  1
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS...........................................................................................  1
         ITEM 5.           OTHER INFORMATION.................................................................................  2
         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..................................................................  7

SIGNATURES...................................................................................................................  8

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Balance Sheets at December 31, 1997 and June 30, 1998 (unaudited)                                F-2

Statements of Operations for the six months ended June 30, 1997 and 1998
    (unaudited) and cumulative since March 6, 1992 (inception)
    to June 30, 1998 (unaudited)                                                                 F-3

Statements of Operations for the three months ended June 30, 1997
    and 1998 (unaudited)                                                                         F-4

Statement of Stockholders' Equity for the period March 6, 1992 (inception) to
    December 31, 1994, and for the years ended December 31, 1995, 1996 and 1997 and for the six
    months ended June 30, 1998 (unaudited)                                                       F-5

Statements of Cash Flows for the six months ended June 30, 1997 and 1998
    (unaudited) and cumulative since March 6, 1992
    (inception) to June 30, 1998 (unaudited)                                                     F-6

Notes to Financial Statements                                                                    F-8


                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                      ASSETS


                                                                 December 31, 1997        June 30, 1998
                                                                 -----------------        -------------
                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                        $4,034,700              $1,455,359
   Treasury bills                                                                            1,911,754
   Prepaid taxes                                                         1,561                   1,561
   Prepaid insurance                                                                            70,534
                                                              ----------------            ------------
              Total assets (all current)                            $4,036,261              $3,439,208
                                                              ----------------            ------------
                                                              ----------------            ------------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                           $    73,097            $     93,685
   Due to officer                                                      150,787                 237,179
                                                              ----------------            ------------
              Total current liabilities                                223,884                 330,864
                                                              ----------------            ------------

Commitments and other matters

Stockholders' equity:
   Preferred  stock,  par value  $.001;  authorized
     15,000,000 shares, none issued and outstanding
   Common  stock,   par  value  $.001;   authorized
     75,000,000  shares,   issued  and  outstanding
     4,546,875 shares                                                    4,547                   4,547
   Additional paid-in capital                                        4,155,485               4,156,685
   Deficit  accumulated  during  the  development
     stage                                                            (347,655)             (1,052,888)
                                                              ----------------            ------------
              Total stockholders' equity                             3,812,377               3,108,344
                                                              ----------------            ------------

              Total liabilities and stockholders'
                equity                                              $4,036,261             $ 3,439,208
                                                              ----------------            ------------
                                                              ----------------            ------------



                             See accompanying notes

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Six Months                 March 6, 1992
                                                                    Ended June 30,           (Date of Inception) to
                                                                 1997                1998         June 30, 1998
                                                          -----------         -----------         -----------

Interest and other income                                 $    12,931         $    84,293         $   175,691
                                                          -----------         -----------         -----------
Expenses:
   Directors fees                                                                   70,000             70,000
   Consulting                                                   7,500                                  38,125
   Rent                                                         7,500                                  38,125
   Corporation franchise taxes                                    495               9,200              16,736
   Filing fees                                                  2,217              73,408              94,691
   Amortization                                                    17                                     500
   Bank charges                                                   230                                   2,310
   Insurance                                                                       70,536              70,536
   Office                                                          12              24,163              42,315
   Professional fees                                            1,700             542,219             855,241
                                                          -----------         -----------         -----------
         Total expenses                                        19,671             789,526           1,228,579
                                                          -----------         -----------         -----------
Net loss                                                  $    (6,740)        $  (705,233)        $(1,052,888)
                                                          -----------         -----------         -----------
                                                          -----------         -----------         -----------
Basic loss per share                                      $      (.02)        $      (.15)
                                                          -----------         -----------
                                                          -----------         -----------
Weighted average number of
   shares outstanding                                         278,750           4,546,875
                                                          -----------         -----------
                                                          -----------         -----------





                             See accompanying notes

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months
                                                          Ended June 30,
                                                -------------------------------
                                                    1997                1998
                                                -----------         -----------
Interest and other income                       $     6,743         $    62,322
                                                -----------         -----------
Expenses:
   Directors fees                                                        70,000
   Consulting                                         3,750
   Rent                                               3,750
   Corporation franchise taxes                           64
   Filing fees                                        1,439               3,107
   Bank charges                                         155
   Insurance                                                             35,268
   Office                                                12              13,553
   Professional fees                                    650             229,468
                                                -----------         -----------
         Total expenses                               9,820             351,396
                                                -----------         -----------

Net loss                                        $    (3,077)        $  (289,074)
                                                -----------         -----------
                                                -----------         -----------

Basic loss per share                            $      (.01)        $      (.06)
                                                -----------         -----------
                                                -----------         -----------

Weighted average number of
   shares outstanding                               278,750           4,546,875
                                                -----------         -----------
                                                -----------         -----------















                             See accompanying notes

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Deficit
                                                                                     Accumulated
                                                     Common           Additional     During the            Total
                                                      Stock             Paid-In        Development      Stockholders'
                                              -------------------
                                                 Shares    Amount      Capital            Stage             Equity
                                             ---------- ---------   ------------     ------------     ------------
Issuance  of 160,000  common  shares on June 4,
   1992 at par  value  ($.001  per  share)  for
   cash ($.01 per share)                        160,000     $ 160        $ 1,440                            $1,600

Sale of  18,750  shares  for cash in July  1992
   ($1.60 per share)                             18,750        19         29,981                            30,000

Net loss inception to December 31, 1992                                                   $   (62)             (62)

Net loss - December 31, 1993                                                               (1,766)          (1,766)

Sale of  100,000  shares  -  January  31,  1994
   ($6.25 per share)                            100,000       100        624,900                           625,000

Deferred  offering  costs  charged  to  paid-in
   capital                                                               (31,461)                          (31,461)

Net loss - December 31, 1994                                                              (27,184)         (27,184)
                                             ---------- ---------   ------------     ------------     ------------
Balance - December 31, 1994                                   279        624,860          (29,012)         596,127

Net loss                                                                                  (35,005)         (35,005)
                                             ---------- ---------   ------------     ------------     ------------

Balance - December 31, 1995                                   279        624,860          (64,017)         561,122

Net loss                                                                                  (43,737)         (43,737)
                                             ---------- ---------   ------------     ------------     ------------
Balance - December 31, 1996                                   279        624,860         (107,754)         517,385

Distributions                                                           (475,750)                         (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share)                           4,183,125     4,183      3,995,817                         4,000,000

Issuance   of  85,000   shares   for   services
   rendered ($.48 per share)                     85,000        85            (85)                          -

Capital contributed by principal
   stockholder                                                            10,643                            10,643

Net loss                                                                                 (239,901)        (239,901)
                                             ---------- ---------   ------------     ------------     ------------
Balance - December 31, 1997                   4,546,875     4,547      4,155,485         (347,655)       3,812,377
Capital contributed by
   principal stockholder (unaudited)                                       1,200                             1,200
Net loss (unaudited)                                                                     (705,233)        (705,233)
                                             ---------- ---------   ------------     ------------     ------------

Balance - June 30, 1998 (unaudited)           4,546,875    $4,547     $4,156,685      $(1,052,888)      $3,108,344
                                             ---------- ---------   ------------     ------------     ------------
                                             ---------- ---------   ------------     ------------     ------------

                                                See accompanying notes

                                 DEOTEXIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months                      March 6, 1992
                                                                    Ended June 30,                (Inception) through
                                                               1997               1998               June 30, 1998
                                                           ------------       --------------      -------------------
Cash flows from operating activities:
   Net loss                                                $ (6,740)          $  (705,233)               $(1,052,888)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities:
        Amortization                                             17                                              500
        Services paid for by principal stockholder                                  1,200                      1,200
   Changes in operating assets and liabilities:
       Prepaid taxes                                           (870)                                          (2,061)
       Prepaid insurance                                                          (70,534)                   (70,534)
       Accounts payable and accrued
          expenses                                           13,500                20,588                     93,685
       Due to officer, net                                                         86,392                    237,179
                                                        -----------          ------------                 ----------
Cash (used in) provided by operations                         5,907              (667,587)                  (792,919)

Cash flows from investing activities:
   Purchase of treasury bills                                                  (1,911,754)                (1,911,754)
Cash flows from financing activities:
   Issuance of common stock -
     net of costs                                                                                          4,625,139
   Capital contributed by principal
     stockholder                                                                                              10,643

   Distributions                                                                                            (475,750)
                                                        -----------          ------------                 ----------
Net increase (decrease) in cash
   and cash equivalents                                       5,907            (2,579,341)                 1,455,359

Cash and cash equivalents -
   beginning of year/period                                 530,337             4,034,700                   -
                                                        -----------          ------------                 ----------

Cash and cash equivalents -
   end of period                                           $536,244            $1,455,359                 $1,455,359
                                                        -----------          ------------                 ----------
                                                        -----------          ------------                 ----------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Income taxes                                                                  $9,200                     $9,200
                                                                             ------------                 ----------
                                                                             ------------                 ----------

Noncash financing activities:
   The Company issued 85,000 shares to a
     consultant for services rendered. The
     Company recorded the fair market value of
     those securities at $.48 per share.                                                                     $40,800
                                                                                                          ----------
                                                                                                          ----------

                                                        (Continued)

                                 DEOTEXIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Concluded)


                                                                     Six Months                      March 6, 1992
                                                                    Ended June 30,                (Inception) through
                                                               1997               1998               June 30, 1998
                                                           ------------       --------------      -------------------

   The principal stockholder of the Company
     transferred 2,500 shares of common stock
     owned by him to two consultants for
     services rendered. The Company recorded
     the fair market value of those securities at
     $.48 per share                                                                $1,200                     $1,200
                                                                              --------------      -------------------
                                                                              --------------      -------------------

                             See accompanying notes

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

         On October 10, 1997, the Stock Purchase Agreement dated September 30, 1997 among Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly issued and nonregistered shares of common stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the income recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The Company intends to develop and market these patents and the products produced utilizing this intellectual property.

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

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

         At June 30, 1998, Treasury Bills included on the balance sheet are for terms in excess of three months.

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

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


         Earnings (Loss) Per Share:

         Basic earnings (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. There were no dilutive securities outstanding during any of the periods.

         Patents:

         In accordance with the Stock Purchase Agreement, the majority shareholder sold certain patents, patent applications and associated intellectual property to the Company for nominal consideration. The cost of these acquired patents are not being amortized as the consideration was nominal. These patents involve textile-based controlled-release delivery systems, with product applications in the toiletries, cosmetics, apparel, household products and personal care products markets as well as applications in the pharmaceutical industry.

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

       In October 1997, the Company distributed $475,750, of which $454,000 or $4.54 per share was distributed to the holders of 100,000 common shares issued in connection with the initial public offering, and $21,750 or $1.16 per share, was distributed to holders of 18,750 common shares issued prior to the initial public offering.

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



         On October 10, 1997, pursuant to the Stock Purchase Agreement dated September 30, 1997, the Company issued 4,183,125 newly issued and nonregistered shares of common stock, $.001 par value to OHL in exchange for a cash payment of $4 million and the transfer to the Company for nominal consideration, plus future royalties tied to the income generated by products sold that employ certain patents, patent applications and related intellectual property contributed to the Company by the Company's principal stockholder. In addition, the principal stockholder contributed capital in the amount of $10,643.

         On October 10, 1997, the Company issued 85,000 shares of common stock to a consultant in connection with his work on behalf of the Company in arranging and facilitating the consummation of the Stock Purchase Agreement. The Company recorded the estimated fair market value of those securities at $.48 per share by a charge to additional paid-in capital.

         On April 16, 1998, the principal stockholder of the Company transferred 2,500 shares of his common stock to two companies for professional services rendered in connection with the Company being listed on the Bermuda Stock Exchange. This was recorded as an increase in additional paid-in capital and professional services. The Company recorded the estimated fair market value of those securities at $.48 per share.

4.       STOCK OPTION PLAN:

         Effective May 20, 1998, the Company adopted the 1998 Director Stock Option Plan ("the Plan"). All non employee Directors are eligible to participate in the Plan. The Plan shall terminate on May 19, 2008. The Company has reserved 200,000 shares of common stock for issuance of shares under the Plan. Under the Plan, eligible Directors shall be granted, on May 20, 1999 and each year thereafter, an option to purchase $20,000 worth of common stock. Each option granted shall be fully vested on the date of grant and shall be immediately exercisable. The price per share shall be the fair market value on the date of grant. The life of the option is ten years from grant date; or three years following retirement, non-reelection or death or disability; or six months following resignation. No options have been granted under the Plan.

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



5.       COMMITMENTS AND OTHER MATTERS:

         On April 9, 1998, the Company entered into a nonexclusive licensing agreement with Kuw Hummel Vertribs GmbH ("Hummel"), to manufacture and sell certain products in Germany. The agreement is for a term of one year and shall be automatically renewed. Hummel is owned 49.2% by Gerold Tebbes' wife.

         During the six months ended June 30, 1998, the Company accrued expenses of approximately $237,179 for services provided to the Company by a director of the Company.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.
                  See pages F-1 to F-12.

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

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Pursuant to proper notice duly given to each stockholder, the Company held its 1998 Annual Meeting of Stockholders on July 17, 1998. The following items were included in the notice as on the meeting's agenda for stockholder action:

                  1. Election of the Company's Board of Directors. The seven nominees for the seven-member Board were: David F. Bolger, Aubrey L. Cole, Tony Kirk, Michael J. Rosenberg, Gerold Tebbe, Ira T. Wender and Robert F. Wright.

                  2. Ratification and approval of the 1998 Director Stock Option Plan, the provisions of which call for the grant to each director of $20,000 worth of stock options for the Company's Common Stock each year, commencing May 20, 1999.

                  3. Ratification and approval of M.R. Weiser & Co. LLP ("Weiser") as the Company's independent accountants and auditors for the fiscal year ending December 31, 1998.

                  The results of the voting by the stockholders with respect to the above-described items was as follows:

                  1. Out of a total of 4,546,875 shares of Common Stock of the Company issued and outstanding, and available to vote, each nominee for director received 3,287,917 votes in favor, and no votes against, his nomination to the Board of Directors of the Company.

                  2. Out of the total of 4,546,875 shares of Common Stock of the Company issued and outstanding, and available to vote, on the ratification and approval of the 1998 Director Stock Option Plan, 3,282,515 votes were cast in favor thereof, no votes were cast against, and there were 5,402 abstentions.

                  3. Out of the total of 4,546,875 shares of Common Stock of the Company issued and outstanding, and available to vote, on the ratification and approval of Weiser as the Company's independent accountants and auditors for the fiscal year ending December 31, 1998, 3,284,443 votes were cast in favor thereof, no votes were cast against, and there were 3,474 abstentions.

ITEM 5.           OTHER INFORMATION.

                  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report.

Results of Operations

                  Deotexis, Inc. (the "Company") has not generated any revenue from operations and is in the development stage. At June 30, 1998, the Company had current assets of $3,439,208, and current liabilities of $330,864.

Plan of Operations

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

                  The Company is engaged in the business of developing and commercializing certain patented, textile-based controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products and personal care products markets. The Company's goal is to build on its patented "know-how" in research and development, and to acquire manufacturing and marketing resources, to become a profitable supplier of textile-based, controlled-release delivery systems to a wide range of industry sectors. The Company's first controlled-release delivery system was developed by Mr. Tebbe in 1987, and he filed a patent application for the technology relating thereto in that same year. The application was opposed in the European patent courts by The Procter & Gamble Company, one of the world's largest manufacturers and distributors of household and consumer products. In late 1996, the European Patent Office dismissed Procter & Gamble's challenge in favor of Mr. Tebbe's patent claims. Following the patent ruling in his favor, Mr. Tebbe has commenced taking steps to capitalize on his patented processes and technology.

                  Over the course of the next three (3) years, the Company anticipates that it will (a) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for a sales-based royalty payment to the Company, (b) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (c) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (d) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its products, and (e) commence an image building advertising and public relations campaign in the personal care products industry. There can be no assurance that any or all of these goals will be achieved by the Company.

Products

                  The products the Company is currently developing and plans to test-market include: (1) the "Deotexis Deodorant Patch," a small, disposable adhesive patch which is designed for quick and easy attachment to any type of clothing, for use as a controlled-release anti-perspirant and deodorant; (2) the "Deotexis Perfume Patch," a small, disposable adhesive patch designed for easy and unobtrusive attachment to the inner surface of clothes, for controlled-release of perfume; and (3) the "Deotexis Cold Scarf," a disposable scarf impregnated with herbal substances for use by persons seeking relief from the symptoms of colds and congestion. These three products are collectively referred to herein as the "Products." The Products will be sold as over-the-counter items and not as prescription medications. The Company's research and development and marketing strategy will be to avoid marketing any products requiring resource-intensive Food and Drug Administration-type approvals.

Target Markets; Manufacturing and Distribution Strategy

                  Potential customers for the Company's products are consumers worldwide. To reach consumer markets, the Company intends to sell its products through two separate channels. The primary channel will be distribution through licensees, which are expected to be large and mid-sized corporations in the toiletries, cosmetics, apparel, household products and personal care products industries. To attempt to meet the demand that the Company anticipates will result from customers unable or unwilling to manufacture the products themselves, the Company hopes to acquire manufacturing capability to supply the secondary channel of distribution: the wholesale distributors that supply drugstores and pharmacies. The Company has had preliminary discussions with several major companies in both categories, though there can be no assurance that any contracts or agreements will be consummated. In addition, the Company has recently executed a formal agreement with the German distributor, KuW Hummel Vertriebs GmbH ("Hummel"), the company that has been manufacturing and distributing the Deotexis Cold Scarf during the test-marketing phase of operations, pursuant to which Hummel will continue to manufacture and distribute the Deotexis Cold Scarf in the near term, in return for payment of licensing fees and royalties to the Company.

Retention of Senior Management

                  Seven directors have been elected to the Company's Board of Directors by the Company's stockholders. Mr. Gerold Tebbe will serve as the President, Chief Executive Officer and a Director of the Company, with overall responsibility for operations. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until such time as suitable personnel can be retained to serve in those positions. Additional senior management of the Company to be recruited over the course of the next six to twelve (6-12) months as the Company finalizes its corporate organization and structure, are:

                  Parent Company Staff. To support Mr. Tebbe, the Company expects to appoint a seasoned financial executive who will be responsible (assuming the strategic acquisition, discussed below, occurs) at the parent company level for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

                  Management of to-be Acquired Operating Company. To enable the Company to supply its Products to potential customers who do not plan to license the Company's technology to manufacture the Products themselves, it is the Company's intention, within the next six to twelve (6-12) months, to acquire an operating company in Europe or the United States. In addition to gaining manufacturing capability, the Company also anticipates acquiring management expertise through such an acquisition by employing the management of the acquired company. If the Company succeeds in closing such an acquisition, it plans to operate the acquired company as a subsidiary of the Company.

                  Product Managers. As stated above, the Company intends to acquire an operating company with manufacturing capabilities in Europe or the United States within the next six to twelve (6-12) months, and thereafter use the Company's Products to diversify and expand the acquired company's existing revenue base. To manage sales of the Company's Products, the Company anticipates hiring Product Managers. In addition, the Company hopes that, if it is able to consummate an acquisition, as discussed above, officers and other employees of the acquired company will have expertise in licensing products of the type the Company plans to sell, and that the Company will be able to exploit this expertise by placing one or more of these individuals in the position of Product Manager for the Company's Products. It is anticipated that initially there will be two (2) Senior Product Managers, based in Europe and the United States, respectively, with responsibility for negotiating and completing sales and licensing agreements with potential customers in their respective geographical areas. The Product Managers will be selected based on their experience in the areas of sales of consumer and personal care products, and the licensing of technology and patents.

Licensing

                  To avoid the typically large costs of advertising and promoting new consumer products, the Company plans to primarily follow a licensing strategy to market and distribute its Products.

                  The Company anticipates that a large majority of its potential customers will enter into license agreements with the Company, in return for a sales-based royalty payment to the Company. It is the Company's intention to grant five (5) year licenses (extendable to ten (10) years), to large and mid-sized corporations in the apparel, cosmetics, toiletries, household products and personal care products industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute the Company's Products.

                  To provide the Company's Products with efficient and effective distribution channels, and also to open up additional market penetration possibilities with respect to those potential customers who are unable or unwilling to license the Company's technology to manufacture the Products themselves, the Company anticipates that it will enter into agreements with drug and pharmaceutical wholesale distributors to distribute the Company's Products through those companies' distribution networks, specifically to pharmacies and drugstores that purchase their over-the-counter products from the wholesale distributors. The Company anticipates that it will pay these distributors a fee for the use of their distribution structure, either in the form of a flat fee per unit of the Company's Products sold, or a fee based on a percentage of the Product's wholesale price.

                  There can be no assurance that any license or distribution agreements with the types of companies described above will be consummated on terms favorable to the Company, if at all. The Company's failure to effect such arrangements to license and distribute its Products will severely limit the Company's ability to produce and distribute its Products and introduce them into the market in any significant way.

Public Relations; Advertising

                  Following the employment of senior management and other staff and the finalization of its corporate organization and staffing, the Company intends to begin a public relations campaign to build the image of the Company in a number of its markets in Europe. The public relations campaign will be designed to present the Company as a developer and supplier of quality, innovative, economical controlled release products. This campaign, which the Company anticipates will utilize the services of independent public relations firms selected by the Company, will highlight the convenience and economy of the Company's Products. The Company intends to place its print advertisements in periodicals and newspapers with readership demographics consistent with the Company's core consumer target markets.

Potential Pharmaceutical Applications for the Company's Technology

                  The Company's patented processes and proprietary technology (known as "sustained," "programmed," "prolonged" or "timed" release systems in the pharmaceutical industry), may have wide application for new products in the pharmaceutical industry, particularly in the areas of diagnostic and drug delivery systems. Controlled-release drug delivery systems are designed to reduce the required frequency of effective drug administration, decrease dosage quantities, and permit concentrated treatment of a specific area or organ, without the necessity of medicating the entire body.

                  If the potential pharmaceutical applications for the Company's Products appear promising, the Company intends to license its technology to these companies for use in their controlled-release and diagnostic systems, in return for a sales-based royalty payment. The Company continues to closely follow and assess developments in this field, and intends to capitalize on any opportunities to incorporate the Company's technology into these systems. There can, however, be no assurance that any applications for the Company's technology in the pharmaceutical area will be developed, and if developed, that such products will receive the necessary regulatory approvals. Moreover, even if any products developed using the Company's technology gain the required regulatory approvals, there can be no assurance that any such products will be marketed by the pharmaceutical companies, and if marketed, will prove to be profitable.

Patents

                  The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property constitute all of the technology necessary to manufacture the Company's Products. It is the Company's intention to commercially exploit the patents through the introduction and sale of the Company's Products, primarily into the European market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay Mr. Tebbe a 1% royalty per annum of all net income recognized by the Company in connection with the commercial exploitation of the patents and patent rights. There are no assurances that the Company will ever achieve net income as a result of the commercial exploitation of these intellectual property rights. Furthermore, if the occasion arises, the Company will have to defend against and/or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company.

Liquidity

                  Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, negotiation and execution of the Hummel license, negotiations with other potential licensees and distributors, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Products. On June 30, 1998, the Company had $3,439,208 of liquid assets, working capital of $3,108,344 and shareholders' equity of $3,108,344. The Company has not manufactured or licensed any of its Products since inception; however, as stated above, the Company has arranged for Hummel to manufacture and distribute small quantities of the Company's Products in connection with test-marketing and promotional activities, and the Company has executed a Licensing Agreement with Hummel to continue producing Products for the Company to meet anticipated demand over the next six to twelve (6-12) months.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         27       Financial Data Schedule.

(b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DEOTEXIS, INC.


                              By: /s/ Gerold Tebbe
                                  -----------------------------------
                                  President, Chief Executive Officer,
                                  Secretary and Treasurer

Dated:  August 14, 1998

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                      PAGE NUMBER
-------                                                      -----------

27. Financial Data Schedule                                  --