Form 10-Q
period 1998-09-30
DEOTEXIS INC
filed 1998-11-16
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1998
                               --------------------

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                       Commission file number    2844975-1


                                DEOTEXIS, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)

            NEVADA                                         13-3666344
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

885 Third Ave., Suite 2900
New York, New York                                         10022-4834
-------------------------------                  -------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including area code   (212) 829-5698


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

         As of November 11, 1998, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

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

                                  DEOTEXIS, INC.
                                   FORM 10-Q

                     FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                            PAGE

PART I

                              FINANCIAL INFORMATION..........................  4
    ITEM 1.  FINANCIAL STATEMENTS............................................  4
             INDEX TO FINANCIAL STATEMENTS...................................F-1

             CONDENSED BALANCE SHEETS AT DECEMBER 31, 1997 AND
             SEPTEMBER 30, 1998 (UNAUDITED)..................................F-2

             CONDENSED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED) AND CUMULATIVE
             SINCE MARCH 6, 1992 (INCEPTION) TO SEPTEMBER 30, 1998
             (UNAUDITED).....................................................F-3

             CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
             SEPTEMBER 30, 1997 AND 1998 (UNAUDITED).........................F-4

             STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
             MARCH 6, 1992 (INCEPTION) TO DECEMBER 31, 1994, AND
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
             AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
             (UNAUDITED).....................................................F-5

             CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED) AND CUMULATIVE SINCE
             MARCH 6, 1992 (INCEPTION) TO SEPTEMBER 30, 1998
             (UNAUDITED).....................................................F-6

             NOTES TO CONDENSED FINANCIAL STATEMENTS.........................F-8

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................  5
    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  5

PART II
                                OTHER INFORMATION............................  6
    ITEM 1.  LEGAL PROCEEDINGS...............................................  6
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  6
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................  6
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  6
    ITEM 5.  OTHER INFORMATION...............................................  6
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 11

SIGNATURES................................................................... 12

                                     PART I
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 DEOTEXIS, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----

Condensed Balance Sheets at December 31, 1997 and September 30, 1998 (unaudited) ............... F-2

Condensed Statements of Operations for the nine months ended September 30, 1997 and 1998 (unaudited) and cumulative since March 6, 1992 (inception)
   to September 30, 1998 (unaudited) ........................................................... F-3

Condensed Statements of Operations for the three months ended
   September 30, 1997 and 1998 (unaudited) ..................................................... F-4

Statement of Stockholders' Equity for the period March 6, 1992 (inception) to
   December 31, 1994, and for the years ended December 31, 1995, 1996 and 1997 and for the nine months ended September 30, 1998 (unaudited) ................................ F-5

Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and 1998 (unaudited) and cumulative since March 6, 1992 (inception)
   to September 30, 1998 (unaudited) ........................................................... F-6

Notes to Condensed Financial Statements ........................................................ F-8


                                                  DEOTEXIS, INC.
                                           (A Development Stage Company)

                                             CONDENSED BALANCE SHEETS

                                                      ASSETS


                                                                 December 31, 1997            September 30, 1998
                                                                 -----------------            ------------------
                                                                                                  (Unaudited)

Current assets:
   Cash and cash equivalents ..................................     $4,034,700                     $1,274,118
   Treasury bills .............................................                                     1,937,268
   Prepaid taxes ..............................................          1,561                          2,097
   Prepaid insurance ..........................................                                        35,268
                                                                    ----------                     ----------

              Total assets (all current) ......................     $4,036,261                     $3,248,751
                                                                    ----------                     ----------
                                                                    ----------                     ----------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued expenses ......................    $    73,097                   $     61,800
   Due to officer/director ....................................        150,787                        326,655
                                                                    ----------                     ----------
              Total current liabilities .......................        223,884                        388,455
                                                                    ----------                     ----------

Commitments and other matters

Stockholders' equity:
   Preferred stock, par value $.001; authorized
     15,000,000 shares, none issued and outstanding
   Common stock, par value $.001; authorized
     75,000,000 shares, issued and outstanding
     4,546,875 shares .........................................          4,547                          4,547
   Additional paid-in capital .................................      4,155,485                      4,156,685
   Deficit accumulated during the development stage ...........       (347,655)                    (1,300,936)
                                                                    ----------                     ----------
              Total stockholders' equity ......................      3,812,377                      2,860,296
                                                                    ----------                     ----------

              Total liabilities and stockholders' equity ......     $4,036,261                    $ 3,248,751
                                                                    ----------                     ----------
                                                                    ----------                     ----------

                                              See accompanying notes

                                                    DEOTEXIS, INC.
                                            (A Development Stage Company)

                                          CONDENSED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                             Nine Months                        March 6, 1992
                                                           Ended September 30,              (Date of Inception) to
                                                     ---------------------------            ----------------------
                                                        1997             1998                 September 30, 1998
                                                      --------        ----------              ------------------


Interest and other income ....................        $ 16,230        $  132,719                 $   224,117
                                                      --------        ----------                 -----------

Expenses:
   Directors fees                                                        105,000                     105,000
   Consulting ................................           7,500                                        38,125
   Rent ......................................           7,500             2,761                      40,886
   Corporation franchise taxes ...............             300            16,846                      24,382
   Filing fees ...............................           2,642            77,725                      99,008
   Amortization ..............................              17                                           500
   Bank charges ..............................             268                                         2,310
   Insurance .................................                           105,802                     105,802
   Office ....................................              12            43,925                      62,077
   Professional fees .........................          11,953           733,941                   1,046,963
                                                      --------        ----------                 -----------
         Total expenses ......................          30,192         1,086,000                   1,525,053
                                                      --------        ----------                 -----------

Net loss .....................................        $(13,962)      $  (953,281)                $(1,300,936)
                                                      --------        ----------                 -----------
                                                      --------        ----------                 -----------

Basic loss per share .........................           $(.05)            $(.21)
                                                      --------        ----------
                                                      --------        ----------

Weighted average number of
   shares outstanding ........................         278,750         4,546,875
                                                      --------        ----------
                                                      --------        ----------


                             See accompanying notes

                                                    DEOTEXIS, INC.
                                            (A Development Stage Company)

                                          CONDENSED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                            Three Months
                                                         Ended September 30,
                                                         -------------------
                                                         1997           1998
                                                         ----           ----


Interest and other income .......................     $  3,299      $  48,426
                                                      --------      ---------

Expenses:
   Directors fees ...............................                      35,000
   Rent .........................................                       2,761
   Corporation franchise taxes ..................         (195)         7,646
   Filing fees ..................................          425          4,317
   Bank charges .................................           38
   Insurance ....................................                      35,266
   Office .......................................                      19,762
   Professional fees ............................       10,253        191,722
                                                      --------      ---------
         Total expenses .........................       10,521        296,474
                                                      --------       --------

Net loss ........................................     $ (7,222)     $(248,048)
                                                      --------      ---------
                                                      --------      ---------

Basic loss per share ............................     $   (.03)     $     .05)
                                                      --------      ---------
                                                      --------      ---------

Weighted average number of
   shares outstanding ...........................      278,750      4,546,875
                                                      --------      ---------
                                                      --------      ---------

                             See accompanying notes

                                  DEOTEXIS, INC.
                          (A Development Stage Company)

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Deficit
                                                                     Common                          Accumulated
                                                                     Stock           Additional      During the        Total
                                                              -------------------     Paid-In        Development    Stockholders'
                                                               Shares      Amount     Capital          Stage           Equity
                                                              --------     ------    ----------     ------------    -------------
Issuance of 160,000 common shares on September 4, 1992
   at par value ($.001 per share) for cash
   ($.01 per share) .......................................     160,000    $  160    $    1,440                     $    1,600

Sale of 18,750 shares for cash in July 1992
   ($1.60 per share) ......................................      18,750        19        29,981                         30,000

Net loss inception to December 31, 1992 ...................                                         $       (62)           (62)

Net loss--December 31, 1993 ...............................                                              (1,766)        (1,766)

Sale of 100,000 shares--January 31, 1994
   ($6.25 per share) ......................................     100,000       100       624,900                        625,000

Deferred offering costs charged to paid-in capital ........                             (31,461)                       (31,461)

Net loss--December 31, 1994 ...............................                                             (27,184)       (27,184)
                                                                           ------    ----------     -----------     ----------

Net loss ..................................................                                             (35,005)       (35,005)
                                                                           -----     ---------      -----------     ----------

Balance--December 31, 1995 ................................                   279       624,860         (64,017)       561,122

Net loss ..................................................                                             (43,737)       (43,737)
                                                                           ------    ----------     -----------     ----------

Balance--December 31, 1996 ................................                   279       624,860        (107,754)       517,385

Distributions .............................................                            (475,750)                      (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share) .......................................   4,183,125     4,183     3,995,817                      4,000,000

Issuance of 85,000  shares for  services  rendered
   ($.48 per share) .......................................      85,000        85           (85)                          --

Capital contributed by principal stockholder ..............                              10,643                         10,643

Net loss ..................................................                                            (239,901)      (239,901)
                                                              ---------    ------    ----------     -----------     ----------
Balance--December 31, 1997 ................................   4,546,875     4,547     4,155,485        (347,655)     3,812,377

Capital contributed by principal stockholder
   (unaudited) ............................................                               1,200                          1,200

Net loss (unaudited) ......................................                                            (953,281)      (953,281)
                                                              ---------    ------    ----------     -----------     ----------

Balance--September 30, 1998 (unaudited) ...................   4,546,875    $4,547    $4,156,685     $(1,300,936)    $2,860,296
                                                              ---------    ------    ----------     -----------     ----------
                                                              ---------    ------    ----------     -----------     ----------



                             See accompanying notes

                                                      DEOTEXIS, INC.
                                               (A Development Stage Company)
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

Caption

                                                                     Nine Months
                                                                  Ended September 30,                    March 6, 1992
                                                           -------------------------------           (Inception) through
                                                               1997               1998                September 30, 1998
                                                           ------------       ------------           -------------------


Cash flows from operating activities:
   Net loss ..........................................     $ (13,962)        $  (953,281)               $(1,300,936)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Amortization .................................            17                                            500
        Services paid for by principal stockholder                                 1,200                      1,200
   Changes in operating assets and liabilities:
     Interest receivable .............................                           (25,514)                   (25,514)
     Escrow ..........................................       (50,000)                                        (2,597)
     Prepaid taxes ...................................        (1,561)               (536)
     Prepaid insurance ...............................                           (35,268)                   (35,268)
     Accounts payable and accrued expenses ...........        12,200             (11,297)                    61,800
     Due to officer, net .............................                           175,868                    326,655
                                                           ---------         -----------                 ----------
Cash used in operations ..............................       (53,306)           (848,828)                  (974,160)

Cash flows from investing activities:
   Purchase of treasury bills ........................                        (1,911,754)                (1,911,754)
Cash flows from financing activities:
   Issuance of common stock--net of costs ............                                                    4,625,139
   Capital contributed by principal stockholder ......                                                       10,643

   Distributions .....................................      (475,750)                                      (475,750)
                                                           ---------         -----------                 ----------

Net increase (decrease) in cash
   and cash equivalents .............................       (529,056)         (2,760,582)                 1,274,118

Cash and cash equivalents--
   beginning of year/period .........................        530,337           4,034,700                       --
                                                           ---------         -----------                 ----------

Cash and cash equivalents--
   end of period ....................................      $   1,281         $ 1,274,118                 $1,274,118
                                                           ---------         -----------                 ----------
                                                           ---------         -----------                 ----------


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                                                $17,382                 $   17,382
                                                                             -----------                 ----------
                                                                             -----------                 ----------

Noncash financing activities:
   The Company issued 85,000 shares to a consultant
     for services rendered. The Company recorded
     the fair market value of those securities
     at $.48 per share.                                                                                  $   40,800
                                                                                                         ----------
                                                                                                         ----------


                                  (Continued)

                                                      DEOTEXIS, INC.
                                               (A Development Stage Company)
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                        (Concluded)


Caption

                                                                     Nine Months
                                                                  Ended September 30,                    March 6, 1992
                                                           -------------------------------           (Inception) through
                                                               1997               1998                September 30, 1998
                                                           ------------       ------------           -------------------


The principal stockholder of the Company
  transferred 2,500 shares of common stock owned
  by him to two consultants for services rendered.
  The Company recorded the fair market value of
  those securities at $.48 per share                                             $1,200                    $1,200
                                                                                 ------                    ------
                                                                                 ------                    ------


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

     At September 30, 1998, Treasury Bills included on the balance sheet are for terms in excess of three months and are stated at cost plus accrued interest.

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

3.   STOCKHOLDERS' EQUITY:

     The Company is authorized to issue 75,000,000 common shares with a par value of $.001, and 15,000,000 blank check preferred shares with a par value of $.001. On September 4, 1992, the Company issued a total of 160,000 shares of its common stock to its officers for a total consideration of $1,600 ($.01 per share).

     On June 4, 1992, the Board of Directors authorized the sale, through a self-underwritten initial public offering of a minimum of 100,000 common shares and a maximum of 200,000 common shares at $6.25 per share.

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

4.   STOCK OPTION PLAN:

     Effective May 20, 1998, the Company adopted the 1998 Director Stock Option Plan ("the Plan"). All non employee Directors are eligible to participate in the Plan. The Plan shall terminate on May 19, 2008. The Company has reserved 200,000 shares of common stock for issuance of shares under the Plan. Under the Plan, eligible Directors shall be granted on May 20, 1999 and each year thereafter, an option to purchase $20,000 worth of common stock. Each option granted shall be fully vested on the date of grant and shall be immediately exercisable. The price per share shall be the fair market value on the date of grant. The life of the option is ten years from grant date; or three years following retirement, non-reelection or death or disability; or six months following resignation. No options have been granted under the Plan.

                                 DEOTEXIS, INC.
                         (A Development Stage Company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   COMMITMENTS AND OTHER MATTERS:

     On April 9, 1998, the Company entered into a nonexclusive licensing agreement with Kuw Hummel Vertriebs GmbH ("Hummel"), to manufacture and sell certain products in Germany. The agreement is for a term of one year and shall be automatically renewed. Hummel is owned 49.2% by Gerold Tebbes' wife.

     Due to officer/director relates to expenses paid by Gerold Tebbe on behalf of the Company to another director of the Company for services.

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

RESULTS OF OPERATIONS

         Deotexis, Inc. (the "Company") has not generated any revenue from operations and is in the development stage. At September 30, 1998, the Company had current assets of $3,248,751, and current liabilities of $388,455.

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

         The Company develops and plans to commercialize delivery systems for the controlled-release and administration of drugs, cosmetics, toiletries and other substances. These systems are based on textiles permeated with microencapsulated active substances. These microencapsulated substances are released at a controlled rate over an extended period of time. The Company's goal is to become a profitable licensor of a broad array of textile-based controlled release delivery systems for a wide range of applications.

          The Company's original controlled-release delivery system was developed by Gerold Tebbe, who filed a patent application for it in 1987. The application was opposed in the European patent courts by The Procter & Gamble Company, a leading international producer of household products. The European Patent Office dismissed Procter & Gamble's challenge in favor of Mr. Tebbe's patent claims. Following this decision, Mr. Tebbe contributed his patent to the Company, together with several other related patents and patent applications.

          To capitalize on these patents and patent applications, the Company is seeking to establish relationships with leading companies in each of its target markets. Over the next two (2) years, the Company anticipates it will conclude licensing agreements with a number of concerns in a wide range of industries, leading to profitable commercialization of its controlled-release delivery systems. There can be no guarantee that this goal will be achieved by the Company, or if achieved, will be realized in the time frame discussed above.


DEOTEXIS TECHNOLOGIES AND PRODUCTS

         The Company's controlled-release delivery technology may be used in the form of adhesive patches, plasters, or cloths suffused with microencapsulated active substances. The Company intends to license its technology to corporations which are seeking new systems to deliver their existing products, including drugs, cosmetics, toiletries and other household and consumer products.

         During the past 5 years the Company has successfully developed the manufacturing technology required to produce, for test-marketing purposes, limited quantities of the "Deotexis Cold Scarf" and other proprietary textile-based controlled-release delivery systems. In the course of commercializing its patents and patent applications in the related area of patch and plaster technology, which has seen rapid change in recent years, the Company may decide it needs to license other technology from third parties and undertake an acquisition program to expand its manufacturing capabilities and stay abreast of the competition.

TARGET MARKETS AND COMPETITION

         The Company's systems have applications in a wide range of industries. Potential licensees of the Company's systems are corporations with operations in the healthcare, drug, household products, toiletries/cosmetics, apparel, textile, footwear and other areas. These companies sell their products to consumers domestically and internationally, in large, diverse and highly competitive markets.

         Consumers generally differentiate between controlled-release delivery systems on the basis of performance characteristics and price. All of the Company's current and future systems will face competition from traditional forms of delivery systems and from advanced delivery systems being developed by other companies. A large number of companies are involved in the development and commercialization of products incorporating advanced or new delivery systems. The field is highly competitive and the Company believes that competition will substantially increase in the future.

LICENSING

         To avoid the typically large costs of product development, manufacturing, obtaining regulatory approvals, marketing and distributing its products, the Company plans to follow a licensing strategy to bring its systems to market. Target licensees are corporations in the healthcare, drug, household products, toiletries/cosmetics, apparel, textile, footwear and other industries.

         The Company anticipates that the large majority of its potential customers will enter into license agreements with the Company. The Company anticipiates that, in return for a sales-based licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute the Company's systems. There can be no assurance that any license agreements with the type of companies described above will be consummated on terms favorable to the Company, if at all. The Company's failure to effect such arrangements to license its systems will severely limit the Company's ability to introduce them into the market in any significant way.


MANUFACTURING

         It is anticipated that the majority of the Company's future customers will license manufacturing rights from the Company and will manufacture their product requirements in their own manufacturing facilities. However, the Company further anticipates that a minority of potential licensees, while willing to enter into marketing, development and distribution agreements with the Company, may be unwilling or unable to manufacture the Company's systems themselves. To supply the requirements of this latter category of licensees, the Company may consider setting up or acquiring the facilities needed for manufacturing the Company's systems itself. Alternatively, the Company may sub-contract production to third party manufacturers. Depending on a licensee's specific requirements for manufactured product, the Company may seek to obtain supplies by entering into cooperation agreements, supply contracts, joint ventures or other strategic alliances with third party manufacturers. The Company has had preliminary discussions with several companies fitting the above descriptions, but there can be no assurance that any contracts or agreements will be consummated.

MARKETING, SALES AND DISTRIBUTION

          The Company's primary marketing, sales and distribution channel will be its licensees, who are expected to be large and mid-sized corporations in the healthcare, drug, household products, toiletries/cosmetics, apparel, textile, footwear and other industries.

          However, should it appear to be in the Company's best interests to do so, the Company may decide to manufacture certain of the products utilizing its proprietary controlled-release delivery systems itself, and distribute them through independent wholesale and retail distributors, pursuant to distribution agreements. If the Company decides to pursue this strategy, there can be no assurance that any distribution agreements with the types of companies described above will be consummated on terms favorable to the Company, if at all. The Company's failure to effect such arrangements to distribute its systems will severely limit the Company's ability to introduce them into the market in any significant way.

MANAGEMENT

          The Company's stockholders have elected a seven-member Board of Directors with considerable business experience in a variety of fields. Mr. Gerold Tebbe will serve as the President, Chief Executive Officer and a director of the Company, with overall responsibility for operations. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until such time as suitable personnel are retained to serve in those positions. Additional management and employees are to be recruited as the Company finalizes its corporate organization and structure, and begins to license its technology.

PATENTS

          The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and which were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property are believed to constitute all of the technology required to mass produce the Company's proprietary textile-based controlled-release delivery systems, including the "Deotexis Cold Scarf."

          It is the Company's intention to commercially exploit its patents through the licensing of the Company's systems, primarily in the European market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay
Mr. Tebbe a 1% royalty per annum of all net income recognized by the Company in connection with the commercial exploitation of the patents and patent rights.

          There are no assurances that the Company will ever achieve net income as a result of the exploitation of these intellectual property rights. Furthermore, if the occasion arises, the Company will have to defend against and/or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company.

LIQUIDITY

         Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, negotiations with potential licensees, partners and distributors, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the textile-based controlled-release delivery systems. On September 30, 1998, the Company had $3,248,751 of liquid assets, working capital of $2,860,296 and shareholders' equity of $2,860,296. The Company has not manufactured or licensed any of its products since inception. The Company signed an agreement with KuW Hummel Vertriebs GmbH, Germany, in mid-1998 that provides for Hummel to produce, for test-marketing in Germany, small quantities of the "Deotexis Cold Scarf." Hummel has yet to produce any products for the Company under this Agreement, as the Company continues to evaluate and assess proper positioning and entrance into its target markets.

CAPITAL RESOURCES

         The Company currently has cash on hand sufficient to finance the operation of its proposed textile-based delivery systems business, based on the Company's current business plan and excluding the costs of any planned joint venture or acquisition, for the next one to three (1-3) years. Thereafter, the Company anticipates meeting its working capital needs through internally-generated cash flow and a working capital line of credit to finance its operations. There can be no assurance that the Company will be able to maintain its business and operations without additional financing during the next one to three (1-3) years of operations, or that, thereafter, the Company will be able to generate sufficient cash flow, or secure a working capital line of credit in an amount sufficient to finance its anticipated needs or on acceptable terms.

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

                                     DEOTEXIS, INC.

                                     By: /s/ Gerold Tebbe
                                        ------------------------------
                                        President, Chief Executive Officer,
                                        Secretary and Treasurer

Dated:  November 13, 1998

                                EXHIBIT INDEX



EXHIBIT                                              PAGE NUMBER
-------                                              -----------

27. Financial Data Schedule                          __