Form 10-K
period 1998-12-31
DEOTEXIS INC
filed 1999-03-31
CIK 891168

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended  December 31, 1998
                           -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission file number 2844975-1
                                               ---------

                                  DEOTEXIS, INC.
                           ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                   13-3666344
     -------------------------------                  -------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

       885 Third Ave., Suite 2900
           New York, New York                             10022-4834
----------------------------------------             --------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, including area code  (212) 829-5698
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
          Title of Each Class                         On Which Registered
          -------------------                         -------------------
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

Yes   X    No
    -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.|_|

          On March 26, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,646,815. NOTE: The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 26, 1999 was determined by reference to the latest sale of the registrant's Common Stock as of that date, which occurred in the context of a sale of securities exempt from the registration requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S promulgated by the Securities and Exchange Commission thereunder, at a price per share of approximately $.96. The registrant's Common Stock was not traded on the NASD OTC Electronic Bulletin Board, the principal exchange on which the Company's Common Stock is quoted, during the time period covered by this Form 10-K. As of March 26, 1999, prior to the Regulation S transaction referred to above, the next most recent sale of the registrant's Common Stock, which occurred on the NASD OTC Electronic Bulletin Board, was on February 15, 1996, at $2.4375 per share.

          As of March 26, 1999, there were 4,546,875 shares of the registrant's Common Stock outstanding.

STATEMENT ON INTERPRETATION OF FORWARD-LOOKING STATEMENTS

          This Annual Report contains forward-looking statements relating to future events or the projected future financial performance of the Company. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act and Section 21E of the Exchange Act. When used herein, the words "anticipate," "intend," "plan," "believe," "in our opinion," "hope," "estimate" and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify such forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, sources or potential sources of capital, or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those assumptions and projections set forth in, contemplated by or underlying the forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements contained herein.

                            [Cover Page - Continued]

                                 DEOTEXIS, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            PAGE
                                                                            ----

Part I   ......................................................................1
         ITEM 1.     BUSINESS..................................................1
         ITEM 2.     PROPERTIES................................................8
         ITEM 3.     LEGAL PROCEEDINGS.........................................8
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS..........................................8

Part II  ......................................................................9
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER
                     MATTERS...................................................9
         ITEM 6.     SELECTED FINANCIAL DATA..................................10
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION OR PLAN OF
                     OPERATIONS...............................................11

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISKS...........................16
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............16
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE.....................................16

Part III .....................................................................17
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT...............................................17
         ITEM 11.    EXECUTIVE COMPENSATION...................................20
         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT.........................23
         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS.............................................24

Part IV  .....................................................................26
         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                     AND REPORTS ON FORM 8-K..................................26

SIGNATURES....................................................................27


                                      (i)

                                     PART I

     ITEM 1.  BUSINESS.

GENERAL OVERVIEW

          Deotexis, Inc. (the "Company") was incorporated in Nevada on March 6, 1992, has no operating history, has not generated or recognized any revenues, and is in the development stage. The Company was originally organized with the sole purpose of identifying a suitable candidate to acquire or with which to merge, and, until September 1997, its existence had been maintained since its formation with that objective in mind. On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("Zeron"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights.

          The creative and technical expertise behind the Company's business is provided by Mr. Gerold Tebbe, who is a qualified textile designer with over twenty-five years of experience in the German and international textile industries. In 1970, Mr. Tebbe took over the management of his family's privately-held textile company, and refocused its activities on providing technical services to manufacturers of production machinery for woven and knitted materials. In the 1980s, reacting to the competitive threat to the European textile industry from low-cost imports from Asia and other low labor cost regions, Mr. Tebbe began to seek an alternative to his existing business. After experimenting with textile-based controlled-release delivery systems, he developed the technology the Company currently intends to commercialize and started to test-market it on a preliminary basis in the late 1980s.

          Initially, the Company plans to generate revenues by executing licensing agreements with corporations in the personal care products markets and later, in other industries. The Company anticipates that the licensees will have the resources required to manufacture and sell products which integrate the Company's controlled-release delivery systems. The licensees will pay the Company a licensing fee based on sales of products which utilize the Deotexis technology. Cooperation between the Company and its licensees may involve the formation of joint ventures, the acquisition by the Company of an equity interest in the licensee corporation, or other forms of financing arrangements. While the Company has had preliminary discussions with several potential licensees, there can be no assurance that licensing agreements will be reached with those entities, or any others, on terms advantageous to the Company, if at all. In addition, though the Company has had preliminary discussions with a few companies that may be potential joint venture partners, or may be interested in cooperating with the Company in some other type of business venture to market the Company's controlled-release delivery systems in return for an investment by the Company, there can be no assurance that the Company will be able to identify a suitable company as a joint venture partner or business in which to invest in the United States, Europe, or any other location or, if such entity is identified, that the Company will be able to complete such a transaction on favorable terms. In the event the Company does not succeed in entering into licensing agreements within its first three years of operations, the Company's ability to introduce its delivery systems into the market in any significant way will be extremely limited.

          The Company plans to engage in the business of developing and commercializing patented controlled-release delivery systems for pharmaceutical applications and for consumer products in sectors of the toiletries, cosmetics, apparel, household products, personal care products, and other markets. The Company's goal is to build on its patented "know-how" by identifying strategic partners with manufacturing and marketing resources to help the Company become a profitable developer and supplier of products integrating controlled-release delivery systems with applications in a wide range of industry sectors. The Company believes that its patents give it the opportunity to market controlled-release delivery systems which are unique in the way they combine microencapsulation technology with flexible fleece-type fabrics. The Company's first controlled-release delivery system was developed by Mr. Tebbe in 1987, and he filed a patent application for the technology relating thereto in that same year. The application was opposed in the European patent courts by The Procter & Gamble Company. In late 1996, the European Patent Office dismissed Procter & Gamble's challenge in favor of Mr. Tebbe's patent claims.

          The Company's core patent covers rate-controlled delivery systems for chemicals which are microencapsulated and bonded onto flexible textiles. In these systems, the active substances or compounds, including anti-bacterial compounds, perfumes and emollients, are enclosed in micro-capsules and bonded onto textiles. Depending on the thickness of their walls and the material used to make them, the tiny capsules can be engineered to rupture and release their contents at pre-programmed intervals, or in response to changes in specific conditions (such as heat, humidity, pressure, etc.), enabling the user to benefit from timely, correctly-dosed applications of personal care, pharmaceutical or other compounds. Textile-based "controlled-release delivery systems" have recently come into widespread use in certain female hygiene products (sanitary pads) and in baby's diapers, where the use of microencapsulated anti-bacterial compounds has permitted the manufacturers to reduce the volume and thickness of the material and, most importantly, increase the flexibility, and therefore the comfort and convenience of these products without reducing their effectiveness.

          Based on its textile-based controlled-release delivery system, the Company has developed and patented a number of consumer products, including the "Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. In addition, the Company has developed and patented controlled-release systems which can be integrated with adhesive plasters, latex gloves and other "carriers" to deliver micro-encapsulated substances in new ways. The Company's business plan envisions business ventures with other companies which have know-how in mature basic technologies such as adhesive plaster manufacture, and are seeking new ideas for innovative products that the Company's delivery system technology may help to provide.

          The Company believes that its controlled-release delivery systems offer an attractive alternative to existing, conventional delivery systems. The Company's technology can function effectively to deliver perfumes, toiletries, cosmetics, deodorants, emollients, decongestants and other personal care substances which currently utilize traditional delivery systems. The Company believes its technology has potential applications in the pharmaceutical industry, where new delivery systems for active substances are in increasing demand. Products employing traditional delivery systems (powders, roll-ons, creams, sprays, etc.), in the Company's view, can be inconvenient to use and, after application, rapidly deteriorate and lose their efficacy. The Company's delivery systems are intended to provide for the controlled-release of active substances in desired quantities over an extended period of time, thereby providing a superior delivery system that avoids the "peak and valley" effect resulting from use of traditional delivery systems currently on the market. The Company intends to market its systems as an alternative to traditional delivery systems, with the advantage of extended active substance effectiveness, and the convenience of a no-mess, no-spill solution to consumers' personal care and prescription and non-prescription pharmaceutical needs.

          Potential end-users of the Company's systems are consumers worldwide. In order to reach these end-users, the Company intends to license its systems to corporations which manufacture, sell and distribute consumer products to the personal care, pharmaceutical and household products markets. The ability to use the Company's technology by virtue of a license, in the Company's opinion, should offer the licensee a unique opportunity to diversify and expand its sales.

STRATEGY

          The Company is engaged in the development and commercialization of certain patented controlled-release delivery systems. The Company's strategic objective is to expand and build on its patented technology, and to acquire access to manufacturing and marketing resources to become a profitable developer and supplier of controlled-release delivery systems to a wide range of industry sectors. Ultimately, the Company plans to become a business owning or holding the rights to a wide range of products in the area of controlled-release technology.

LICENSING

          Consumer markets for apparel, cosmetics, toiletries, pharmaceutical products, household products and personal care products, although very large, are also highly competitive. Establishing and increasing brand recognition for a product typically requires a significant expenditure on advertising. Therefore, to avoid bearing the majority of this advertising outlay, the Company intends to market its patents and patent rights, especially in the early stages of its operations, primarily through licensing agreements.

          The Company believes that many of its customers will enter into license agreements in return for a royalty payment to the Company. It is the Company's intention to grant licenses to corporations in the apparel, cosmetics, toiletries, household products, personal care products and other industries. The Company will receive royalty payments in exchange for a license to use the Company's patents, patent applications, and related intellectual property necessary to manufacture and distribute products which integrate the Company's delivery systems. During the early phase of licensing activities, the Company may contribute to the promotion and advertising of the products to be sold by the licensees. Thereafter, the licensees will be responsible for the continued marketing of the products, including product promotions and advertisements. There can be no assurance that the Company will be able to enter into licensing agreements with any potential customers on terms advantageous to the Company, if at all. Furthermore, the Company lacks the resources and organizational support structure to mass market products which integrate its systems, assuming that there is a demand for them. Therefore, the Company is dependent either on forming joint ventures with or concluding the acquisition of an operating company, or on securing other licensee corporations to manufacture and distribute its products.

          The Company has identified, and in some cases has had preliminary meetings with, a number of European and United States corporations that may be interested in licensing the Company's technology to exploit its delivery systems. The Company hopes to enter into licensing agreements with corporations in a number of market sectors, including: men's clothing, women's clothing, sports clothes, shoes, women's perfumes, men's cosmetics, personal hygiene and pharmaceutical products. It cannot be assumed, however, that any preliminary discussions with corporations in these market sectors will result in a definitive licensing agreement being consummated between the parties.

          The Company has also identified potential markets for licensees in North America, Japan and Southeast Asia; however, the Company plans to license its delivery systems in one or more of these countries after it has found licensees in Europe. There can be no assurance, however, that the Company's systems will ever be licensed in the European, North American, Japanese or Southeast Asian markets.

          Finally, the Company has entered into an agreement with the law firm of Drs. Axel Meyer-Wolden, Unger, Duvinage ("Meyer-Wolden") in Munich, Germany, one of Germany's leading firms in the areas of entertainment and intellectual property. The agreement relates only to the worldwide patent for the Company's deodorant patch product, and provides that Meyer-Wolden will introduce the Company and its products to certain potential customers and will be responsible for negotiation and administration of license agreements arising from those introductions, in return for a fee equal to 10% of all income generated by the licensing agreements resulting therefrom. Unless renewed by the parties thereto, this agreement expires in January 2002. Any fees to be paid to Meyer-Wolden are payable regardless of whether the Company is profitable. The Company hopes this agreement with Meyer-Wolden will provide significant potential marketing opportunities for the Company's products.

MANUFACTURING AND DISTRIBUTION

MANUFACTURING

          The Company's main objective is to license its delivery systems to corporations with in-house resources to handle all aspects of product manufacture. However, the Company anticipates that some licensees will not be able to manufacture in-house, and will require products developed and manufactured by the Company or a Company sub-contractor. Mr. Gerold Tebbe, President and CEO of the Company, has developed a number of Deotexis products which integrate the Company's controlled-release delivery systems. These include the "Deotexis Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. The Cold Scarf has been successfully test-marketed, and, the Company believes, could be put into production expeditiously to meet market demand. The Company is considering sub-contracting production of this product to a licensee or alternatively acquiring a company with experienced management and manufacturing capability, which could take over the responsibility. The Company has had discussions with potential acquisition targets in Europe and the United States, in anticipation of future demand and before the Company has received substantial purchase orders from customers for this product. If possible, the Company plans to seek acquisition candidates in countries which provide favorable tax and financing structures for such transactions. Though the Company has had preliminary discussions with a few operating companies that may be potential acquisition targets, the Company has not entered into any acquisition agreements with any potential companies, it currently has made no agreement or commitment to enter into such a transaction, and the Company currently has no commitments to finance such an acquisition. Ultimately, the Company's failure to consummate such an acquisition will significantly limit the Company's ability to fully implement its current sales and marketing plan.

DISTRIBUTION

          The Company believes it can best affect the distribution of its products by licensing the technology and the processes required to manufacture them to consumer products manufacturing and distribution companies, in return for a licensing fee, which companies would, in turn, manufacture and distribute the Company's products. While the Company has had preliminary discussions with several potential licensees, there can be no assurance that such contemplated agreements will be reached on terms advantageous to the Company, if at all. In the event the Company does not succeed in entering into these licensing and distribution agreements within its first three (3) years of operations, the Company's ability to distribute its products in the market in any significant way will be extremely limited.

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

AGREEMENT WITH LICENSEE

          In April 1998, the Company entered into a License Agreement with KuW Hummel Vertriebs GmbH, a small manufacturing and distribution company in Germany. The original purpose of this agreement was to secure for the Company a supply of certain products in development, to be used for promotional and test-marketing activities, and to provide a manufacturer for these products in the event that the Company received larger orders. The Company has now decided to pursue licensees with access to larger markets and with greater financial resources. As a result, and as the License Agreement permits, the Company intends to terminate this agreement in the next six (6) months.

PATENTS

          The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property constitute all of the technology necessary to manufacture the Company's textile-based controlled-release delivery systems. It is the Company's intention to commercially exploit the patents for its controlled-release delivery systems technology through licensing agreements, primarily into the European (and potentially American, Japanese and Southeast Asian) market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay Mr. Tebbe a 1% royalty per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the patents and patent rights. There are no assurances that the Company will ever achieve net revenues as a result of such commercial exploitation. Furthermore, if the occasion arises, the Company will have to defend against and/or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company.

INDUSTRY OVERVIEW

          Controlled-release microencapsulation has been a known technology for a number of years in the pharmaceutical, biomedical, chemical, carbonless paper, agricultural, pesticide and food industries, with estimated annual sales of $3-4 billion. In the textile-based form invented by Mr. Tebbe in the late 1980s, however, it was fairly novel.

          In recent years, products incorporating textile-based controlled-release delivery systems have become a very large, international market. The market now includes female hygiene products and baby's diapers, which make increasing use of micro-encapsulated anti-bacterial substances impregnated into textiles. In the pharmaceutical industry, controlled-release delivery systems were the basis of the successful nicotine patch.

          An emerging future market has been identified by independent market researchers in the area of enhanced textiles. In order to remain viable, the declining textile industry in Europe and the United States is experimenting with new areas of fabric enhancement, and one of the most promising technologies is controlled-release delivery of compounds through microencapsulation. The Company's systems seek to take advantage of this growing trend to textile-based controlled-release systems.

COMPETITION

          The Company believes that its delivery systems compete with conventional delivery systems (including sprays, creams, powders and roll-on mechanisms), and that many products employing these varied delivery systems compete for selection and purchase by consumers who are making largely non-discretionary expenditures. The Company further believes that products purchased on a largely non-discretionary basis can differentiate themselves with respect to, and produce sales as a result of, novelty, brand image, convenience of use, effectiveness of the distribution channel utilized, and price considerations. Products utilizing the Company's controlled-release delivery systems, in the Company's opinion, will have a strong consumer attraction in each of these categories, primarily due to these products' novelty and convenience.

          Textile-based controlled-release delivery systems are being integrated into personal hygiene and other products manufactured by a wide range of European, United States and Far Eastern corporations. These corporations include competitors that are very large and have substantial financial resources. Due to the Company's relative lack of experience in the business, its limited financial and other resources, and other factors relating to competition that may develop from well-established companies and delivery system alternatives, the Company may not be able to compete successfully, if at all, with existing or new competitors in the controlled-release technology field.

EMPLOYEES

          As of March 26, 1999, the Company had no paid employees. Mr. Gerold Tebbe is serving as President, Chief Executive Officer, Secretary and Treasurer of the Company, and providing his services and expertise to the Company, without compensation. Mr. Kirk, who was appointed Acting Chief Financial Officer of the Company on March 23, 1999, is also providing his services to the Company in this capacity without compensation.

YEAR 2000 DISCLOSURE

          The Company has assessed its exposure to the so-called "Year 2000" problem, the difficulty or inability of computers to correctly identify the date after December 31, 1999.

          The Company has not yet purchased or implemented any manufacturing systems, computer systems, accounting, payroll, procurement, inventory control or distribution systems or infrastructure. At such time as the Company purchases or implements any of the foregoing, it intends to ensure that such systems are fully Year 2000 compliant.

          Based on the foregoing, the Company has concluded that the potential consequences of Year 2000 issues will not have a material effect on the Company's business, results of operations, or financial condition.

     ITEM 2.  PROPERTIES.

          The Company maintains temporary offices in New York, New York, as its corporate headquarters, at an annual cost of approximately $3,300. A search for suitable office space, to serve as the Company's United States headquarters, to be located in Westchester County, New York, New Jersey or Connecticut is currently underway. The Company does not own or lease any other real property.

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

          The Common Stock is traded on the NASD OTC Electronic Board. The high and low bid quotations for the Common Stock for the fiscal quarters of the Company ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, are listed below:


                                                       Common Stock*
                                                       ------------
                                                     Quoted Bid Price
                                                     ----------------
Quarter Ended                                    High                 Low
-------------                                    ----                 ---
March 31, 1998                                   N/A(1)               N/A

June 30, 1998                                    N/A                  N/A

September 30, 1998                               N/A                  N/A

December 31, 1998                                N/A                  N/A


------------------------------

          * Source: The Nasdaq Stock Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          (1) There was no trading or quotation activity with respect to the Company's Common Stock on the NASD OTC Electronic Bulletin Board for the periods indicated.

------------------------------

          The Company's Common Stock also trades on the Bermuda Stock Exchange ("BMX") on a "restricted" basis, which means that only trades of $100,000 or more in the aggregate are reflected in the BMX's quotation records, and shown on its quotation screen.

          On March 26, 1999, there were approximately 520 holders of record and beneficial owners of Common Stock.

          No cash dividends have been paid by the Company on its Common Stock and management does not anticipate paying cash dividends any time in the foreseeable future.

     ITEM 6.  SELECTED FINANCIAL DATA.

          The Company is currently in the development stage. The selected financial data presented below as of and for the years ended December 31, 1997 and December 31, 1998 is derived from the financial statements audited by M.R. Weiser & Co. LLP and the December 31, 1996 data is derived from the financial statements audited by Mayer Rispler & Company, P.C. The selected financial data for the period from inception (March 6, 1992) to December 31, 1992 and for the years ended December 31, 1993, 1994 and 1995 are derived from the financial statements audited by Nachum Blumenfrucht, CPA. The selected financial data should be read in conjunction with "Plan of Operations" and the financial statements of the Company for the years 1996, 1997 and 1998, and for the period from inception, March 6, 1992, to December 31, 1998, including the notes thereto, appearing elsewhere in this Annual Report.

                  March 6,
                    1992                                                                                         March 6,
                 (inception)                         Year Ended December 31,                                       1992
                     to       -----------------------------------------------------------------------------     (inception)
                  December                                                                                      to December
                  31, 1992     1993         1994         1995         1996          1997           1998          31, 1998
                 -----------  -------     --------     --------     --------     ----------     -----------     -----------
STATEMENT OF
OPERATIONS DATA
Revenue-interest
income              $ 190     $   147     $ 12,614     $ 16,268     $ 23,426     $   38,753     $   166,695     $   258,093
Expenses:
General and
administrative        252       1,913       39,798       51,273       67,163        278,654       1,533,856       1,972,909
                    -----     -------     --------     --------     --------     ----------     -----------     -----------
Net Loss            $ (62)    $(1,766)    $(27,184)    $(35,005)    $(43,737)    $ (239,901)    $(1,367,161)    $(1,714,816)
                    =====     =======     ========     ========     ========     ==========     ===========     ===========
Basic Loss per
common share        $(.35)    $ (9.87)    $   (.10)    $   (.13)    $   (.16)    $     (.19)    $      (.30)
                    =====     =======     ========     ========     ========     ==========     ===========
Weighted average
number of shares
outstanding           179         179      278,750      278,750      278,750      1,237,618       4,546,875
                    =====     =======     ========     ========     ========     ==========     ===========



                                                        As of December 31,
                                                    1997                  1998
                                                    ----                  ----
BALANCE SHEET DATA:

Current Assets..............................     $4,036,261            $2,956,090
Working Capital ............................      3,812,377             2,446,416
Total Assets ...............................      4,036,261             2,956,090
Total Liabilities...........................        223,884               509,674
Stockholders' Equity........................      3,812,377             2,446,416


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

PLAN OF OPERATIONS

GENERAL OVERVIEW

          The Company is engaged in the business of developing and commercializing certain patented controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products, personal care products, and other markets. The Company's goal is to expand and build on its patented "know-how," and to acquire access to manufacturing and marketing resources to become a profitable developer and supplier of controlled-release delivery systems to a wide range of industry sectors. Ultimately, the Company plans to become a business owning or holding the rights to a wide range of products in the area of controlled-release technology.

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

          Over the course of the next three (3) years, the Company anticipates that it will (a) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for a sales-based royalty payment to the Company, (b) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (c) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (d) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its products, and (e) commence an image building advertising and public relations campaign in the pharmaceutical and personal care products industries. There can be no assurance that any or all of these goals will be achieved by the Company.

PRODUCTS

          The Company's core patent covers rate-controlled delivery systems for chemicals which are microencapsulated and bonded onto flexible textiles. In these systems, the active substances or compounds, including anti-bacterial compounds, perfumes and emollients, are enclosed in micro-capsules and bonded onto textiles. Depending on the thickness of their walls and the material used to make them, the tiny capsules can be engineered to rupture and release their contents at pre-programmed intervals, or in response to changes in specific conditions (such as heat, humidity, pressure, etc.), enabling the user to benefit from timely, correctly-dosed applications of personal care, pharmaceutical or other compounds. Textile-based "controlled-release delivery systems" have recently come into widespread use in certain female hygiene products (sanitary pads) and in baby's diapers, where the use of microencapsulated anti-bacterial compounds has permitted the manufacturers to reduce the volume and thickness of the material and, most importantly, increase the flexibility and therefore the comfort and convenience of these products without reducing their effectiveness.

          Based on its textile-based controlled-release delivery system, the Company has developed and patented a number of consumer products, including the "Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. In addition, the Company has developed and patented controlled-release systems which can be integrated with adhesive plasters, latex gloves and other "carriers" to deliver micro-encapsulated substances in new ways. The Company's business plan envisions business ventures with other companies which have know-how in mature basic technologies such as adhesive plaster manufacture, and are seeking new ideas for innovative products that the Company's delivery system technology may help to provide.

TARGET MARKETS; MANUFACTURING AND DISTRIBUTION STRATEGY

          Potential end-users of the Company's systems are consumers worldwide. In order to reach these end-users, the Company intends to license its systems to corporations which manufacture, sell and distribute consumer products to the personal care, pharmaceutical and household products markets. The ability to use the Company's technology by virtue of a license, in the Company's opinion, should offer the licensee a unique opportunity to diversify and expand its sales.

RETENTION OF SENIOR MANAGEMENT

          Seven directors have been elected to the Company's Board of Directors by the Company's stockholders. Mr. Gerold Tebbe will serve as the President, Chief Executive Officer and a Director of the Company, with overall responsibility for operations. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until the time is appropriate to hire suitable personnel to serve in those positions.

          In addition, Tony Kirk, a Director of, and consultant to, the Company, has been elected Acting Chief Financial Officer, to execute the duties of Chief Financial Officer until such time as the Company's level of operations warrants the retention of a full-time permanent Chief Financial Officer.

COMPANY STRUCTURE AND SUBSIDIARIES

          The Company formed a wholly-owned subsidiary in Germany in the early part of 1999 to establish a local presence and serve as a holding company for any joint venture or equity interests which may materialize through cooperation agreements with licensees. The German holding company will initially have an independent professional manager who will serve as interim CEO of that subsidiary on a part-time basis while licenses are negotiated and joint ventures formed. Once the Company's operations have progressed to the joint venture stage, the Company expects to engage full-time management to monitor its German relationships and investments, and to identify and negotiate new business opportunities. Assuming that this approach is successful, the Company intends to set up additional "technology holding companies" in other countries (including the United States) and to follow the same strategy. As the volume of activity increases, to support Mr. Tebbe, the Company expects to appoint a seasoned financial executive at the parent company level, who will be responsible for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

          As stated above, the Company may acquire an operating company with manufacturing capabilities in Europe or the United States within the next one to three (1-3) years, and thereafter use products based on the Company's technology to diversify and expand the acquired Company's existing revenue base. In addition, the Company hopes that, if it is able to consummate an acquisition, officers and employees of the acquired company will be able to assist in licensing activities and new product development, thereby increasing the Company's management depth and strengthening its product management and marketing skills.

LICENSING

          To avoid the typically large costs of advertising and promoting new consumer products (currently estimated at $15-20 million for a single new product in Germany alone), the Company plans to primarily follow a licensing strategy to market and distribute its delivery systems.

          The Company anticipates that a large majority of its potential customers will enter into license agreements with the Company, in return for a sales-based royalty payment to the Company. It is the Company's intention to grant extendable, multi-year licenses to corporations in the apparel, cosmetics, toiletries, household products, personal care products and pharmaceutical industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute products employing the Company's delivery systems.

          With respect to any products which it is required to manufacture, the Company anticipates that it will enter into agreements with wholesale distributors to distribute such products through those companies' distribution networks, specifically to retailers that purchase their products from wholesale distributors. The Company anticipates that it will pay these distributors a fee for the use of their distribution structure, either in the form of a flat fee per unit of the Company's products sold, or a fee based on a percentage of the product's wholesale price.

          There can be no assurance that any license or distribution agreements with the types of companies described above will be consummated on terms favorable to the Company, if at all. The Company's failure to effect such arrangements to license and distribute its products and systems will severely limit the Company's ability to produce and distribute its products and introduce them into the market in any significant way.

PUBLIC RELATIONS; ADVERTISING

          The Company has begun a public relations campaign to establish the presence and build the image of the Company, initially in Germany, with the intention to eventually expand this activity to all its main markets in Europe and the United States. The public relations campaign has been designed to present the Company as a technology-driven developer and supplier of quality, innovative, economical controlled-release products. This campaign currently utilizes the services of independent public relations firm selected by the Company.

          The Company's anticipated advertising campaign, which is scheduled to commence after the first licenses have been signed, will highlight the convenience and economy of the Company's products. The Company intends to place its print advertisements in periodicals and newspapers with readership demographics consistent with the Company's core consumer target markets.

          On an ongoing basis, the Company is also considering ways to cement its ties to its investors and ensure that information on important developments continues to reach them on a timely basis.

PATENTS

          The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property constitute all of the technology necessary to manufacture the Company's textile-based controlled-release delivery systems. It is the Company's intention to commercially exploit the patents for its controlled-release delivery systems technology through the introduction and licensing of the Company's systems, initially in the European market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay Mr. Tebbe a 1% royalty per annum of all net income recognized by the Company in connection with the commercial exploitation of the patents and patent rights. There are no assurances that the Company will ever achieve net income as a result of the commercial exploitation of these intellectual property rights. Furthermore, if the occasion arises, the Company will have to defend against and/or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company.

RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES

          Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products. On December 31, 1998, the Company had $2,956,090 of liquid assets, working capital of $2,446,416 and shareholders' equity of $2,446,416. The Company has not manufactured or licensed any of its delivery systems since inception. The Company currently maintains temporary offices in New York City, the annual cost of which is approximately $3,300. With the exception of the foregoing, the Company has paid no rent since its inception and has paid no salaries. Within the next twelve (12) months, the Company expects to have secured permanent office space in New Jersey, Connecticut or Westchester County, New York State to serve as its United States headquarters. The annual cost of such office space is not expected to be material.

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

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The names and ages of the Company's directors and executive officers are set forth below.


Name                         Age       Position Held
----                         ---       -------------
Robert F. Wright             73        Chairman of the Board;
                                       Chairman, Executive Committee;
                                       Member, Nominating Committee
                                       Member, Compensation Committee

Gerold Tebbe                 49        Vice Chairman of the Board;
                                       Chief Executive Officer,
                                       President, Secretary and Treasurer;
                                       Member, Executive Committee;
                                       Member, Nominating Committee;

David F. Bolger              66        Director;
                                       Member, Audit and Governance Committee;
                                       Member; Compensation Committee

Aubrey L. Cole               75        Director;
                                       Chairman, Audit and Governance Committee

Michael J. Rosenberg         70        Director;
                                       Member, Audit and Governance Committee

Ira T. Wender                72        Director;
                                       Chairman, Compensation Committee

Tony Kirk                    55        Director;
                                       Acting Chief Financial Officer;
                                       Chairman, Nominating Committee;
                                       Member, Executive Committee;


          There are currently two executive officers of the Company, Mr. Tebbe, who is President and Chief Executive Officer, and Mr. Kirk, who is Acting Chief Financial Officer. Mr. Tebbe is also serving as the Company's Secretary and Treasurer until such time as suitable personnel can be retained to serve in those positions. Mr. Kirk is serving as the Acting Chief Financial Officer of the Company, until such time as the Company's level of operations warrants the retention of a permanent Chief Financial Officer.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

          ROBERT F. WRIGHT. Mr. Wright has been Chairman of the Company since January 1998. Mr. Wright is currently a Director or Chairman of several national and international financial and industrial companies, including Hanover Direct, Inc., The Navigators Group, Inc., Quadlogic Controls Corp., Reliance Standard Life Insurance Co., Rose Technology Group Limited, U.S. Timberlands Company, L.P., Universal American Financial Corp. and GVA Williams. Mr. Wright is also a member of several charitable Boards, including New York University, Town Hall Foundation, Greenwich House Settlement, and the Council of Governing Boards. Since 1988, Mr. Wright has managed his own investment and consulting firm, Robert F. Wright Associates, Inc. From 1948 to 1988, Mr. Wright was employed by Arthur Andersen LLP, with the position of Partner when he retired. He was educated at Michigan State University and New York University.

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

          DAVID F. BOLGER. Mr. Bolger has been a Director of the Company since January 1998. Mr. Bolger is the President of Bolger & Co., Inc. Mr. Bolger received his B.B.A. degree from the University of Pittsburgh in 1954. After serving as a Contracting Officer in the U.S. Air Force, Mr. Bolger relocated to New York, where he was employed as Executive Assistant to Thomas Mellon Evans (H.K. Porter Co., Crane Co. and Evans & Company) from 1956 to 1961. From 1961 to 1963, Mr. Bolger served as Vice President and Director of Broadstone Realty Corporation (a wholly-owned subsidiary of Stone & Webster Securities, Inc.) in New York City. From 1963 to 1966, he was employed by New York Securities Co. and its affiliate, New York Securities Co., Inc., serving as director, officer and partner. In 1966, Mr. Bolger founded Bolger & Co., Inc., which for the past 33 years has been active in the financing of fixed assets for major corporations and in various corporate activities, including leveraged buy-outs, Employee Stock Option Plans, and investing in under-valued industrial corporations, financial institutions and retail enterprises. He is a Director of Universal Holdings Corp. (its affiliates include American Progressive Life and Health Insurance Company of New York and American Pioneer Life Insurance Company of Florida), and Chairman and Chief Executive Officer of FMB Holding Co., Inc. (Farmers & Merchant State Bank, Boise, Idaho). In addition to his business activities, Mr. Bolger is active in numerous charitable, philanthropic and professional organizations.

          AUBREY L. COLE. Mr. Cole has been a Director of the Company since January 1998. Since 1989, Mr. Cole has been a consultant for Aubrey Cole Associates, a management consulting services and investment concern, and he is currently a director of U.S. Timberlands Company, L.P. From 1986 to 1989, Mr. Cole was the Vice Chairman of the Board of Directors of Champion International Corporation (a publicly-traded forest products company), and from 1983 to 1993, Mr. Cole was Chairman of Champion Realty Corporation (the land sales subsidiary of Champion International). Mr. Cole holds a B.B.A. from the University of Texas and serves on the Advisory Board of the University of Texas Business School.

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

          IRA T. WENDER. Mr. Wender has been a Director of the Company since January 1998. Mr. Wender has been of counsel to, or a partner with, the New York law firm of Patterson, Belknap, Webb and Tyler from 1986 to date. From 1971 to 1986, he was a partner with the law firm of Wender, Murasc and White, New York, and from 1959 to 1971, he was a partner with the law firm of Baker & McKenzie, New York. From 1949 to 1952, and from 1954 to 1959, he was an associate at the law firm of Lord Day & Lord, New York. In the years 1952 to 1954, he was Assistant Director of the Harvard Law School International Program in Taxation. During the years 1954 to 1958, Mr. Wender was a Lecturer in Taxation at the NYU School of Law and co-authored "Foreign Investment and Taxation," which was published in 1955 by Prentice Hall. Mr. Wender received a B.A. degree from Swathmore College in 1945, a J.D. degree from the University of Chicago Law School in 1948, and an L.L.M. in Taxation from the New York University School of Law in 1951. From 1969 to 1974, Mr. Wender was Chairman of C. Brewer & Company Ltd., Honolulu, Hawaii (sugar production and international agriculture) and from 1978 to 1982, he was President and Chief Executive Officer of A.G. Becker - Warburg Paribas Becker, Inc. (investment banking). From 1982 to 1986, he was Chairman of The Sussex Organization, Inc. (investment banking), and from January 1994 to September 1994, he was Chairman of Perry Ellis, Inc. Mr. Wender is currently a Director of The Dime Savings Bank, New York, Refac Technology, Inc. and United Investors Realty Trust.

          TONY KIRK. Mr. Kirk has been a Director of the Company since
January 1998, and Acting Chief Financial Officer since March 1999. Since
August 1990, Mr. Kirk has been a partner in Kirk & Maeder, a management consulting firm in Switzerland, providing advice on management buy-outs, turn-arounds, acquisitions, divestitures, public offerings of stock and other forms of venture capital primarily to family-owned industrial and financial corporations. From 1987 to August 1990, Mr. Kirk was managing director of Societe Financiere de Geneve, Geneva, Switzerland ("Sofigen"), a listed finance company investing in privately-owned, medium-sized businesses in Europe and the United States. From 1982 to 1987, Mr. Kirk served in several positions for Thyssen Bornemisza N.V., a diversified family-owned industrial group of companies based in Monaco and Amsterdam, including, from 1983, head of Corporate Development, and from 1985, Senior Vice President and head of Mergers and Acquisitions. In these capacities, Mr. Kirk was responsible for numerous transactions with industrial companies. From 1978 to 1981, Mr. Kirk was a manager of the Boston Consulting Group, an international consulting firm based in Munich, Germany, where Mr. Kirk served as a management consultant to several large German public corporations and privately-owned companies. Mr. Kirk received a Ph.D. from Oxford University in 1973. He has been a Director or advisory board member of companies in Germany, Switzerland, Austria, Holland and the United States. Mr. Kirk speaks fluent German, French and English.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          The Company's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company, and written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to directors and executive officers were complied with, except that Forms 3 for all the Directors of the Company were filed in May 1998.

     ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

          From its incorporation on March 6, 1992 until the present, except for
(1) certain payments to a former officer and director of the Company for the use of office space provided to the Company by that former officer and director, (2) certain payments to another former officer and director of the Company for consulting services rendered to the Company by a firm affiliated with that former officer and director, both of which agreements were terminated in October 1997 and (3) certain consulting fees paid to a current Director of the Company (see Item 13, "Certain Relationships and Related Transactions -Related Party Transactions--Consulting Fees Paid To Tony Kirk,") the Company has not paid any salary or other compensation to Mr. Tebbe, Mr. Kirk, as Acting Chief Financial Officer, any other officer or Director or any other person. Currently, other than as described below, involving contingent compensation to be paid to Mr. Tebbe in connection with his contribution to the Company of patents, patent applications, and related intellectual property, there is no agreement between the Company and Mr. Tebbe to compensate Mr. Tebbe for his services to the Company.

CONTINGENT COMPENSATION

          The Company has an agreement with Gerold Tebbe, the President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, to pay Mr. Tebbe 1% per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the Company's patents and patent rights. The Company entered into this agreement with Mr. Tebbe when

Mr. Tebbe, prior to becoming a director and officer of the Company, agreed to contribute his patents, patent rights and related intellectual property to the Company in connection with the sale of 4,183,125 shares of the Company's common stock to Overton Holdings Limited, a Turks and Caicos Islands corporation ("OHL"), of which Mr. Tebbe is the 100% beneficial owner. The Company has agreed with Mr. Tebbe that royalty payments under this agreement will not accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that patent or patent right during such year, as determined in accordance with generally accepted accounting principles, as applied in the United States. The Company expects to formalize this royalty agreement with Mr. Tebbe in the next twelve (12) months. The Company has agreed further that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current stockholders of the Company (other than OHL and other than those stockholders of the Company that received their shares of stock by gift from OHL), transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. There can be no assurances that, in the event such transfers of the Common Stock of the Company occur, the Company will be able to renegotiate the payment of the royalty compensation to Mr. Tebbe on terms that are favorable to the Company. Currently, the Company's agreement with Mr. Tebbe is independent of his remaining in any of his positions as a Director, President, Chief Executive Officer, Secretary and Treasurer of the Company.

DIRECTORS COMPENSATION

          CASH COMPENSATION. Each member of the Board of Directors will receive $20,000 annually in cash compensation for his services to the Company as a Director. In addition, the Company will reimburse its directors for reasonable out-of-pocket expenses incurred in connection with attendance by the directors at meetings of the Board or any committee thereof.

          STOCK COMPENSATION. Pursuant to the 1998 Director Stock Option Plan, options to purchase an aggregate of 200,000 shares of Company Common Stock may be granted from time to time to persons who are now or shall become incumbent directors and who are not, at the respective times of the grant of stock options under the 1998 Director Stock Option Plan, employees of the Company or any subsidiary ("Eligible Directors"). Each Eligible Director shall be granted under the 1998 Director Stock Option Plan, on May 20, 1999, and on May 20 of each year thereafter, an option to purchase $20,000 worth of Common Stock. Each option granted pursuant to the 1998 Director Stock Option Plan shall be fully vested upon the granting thereof and, subject to the payment of the exercise price with respect thereto, shall be immediately exercisable. The per share price of a share of Common Stock, for determining how many shares will be subject to each option grant under the 1998 Director Stock Option Plan, shall be the fair market value of a share of Common Stock on the date of grant. No fractional shares shall be issued upon exercise of any option granted under the 1998 Director Stock Option Plan, and any resulting fraction of a share shall be rounded up to the next nearest whole share. Six incumbent directors and nominees are eligible to participate in the 1998 Director Stock Option Plan.

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

MANAGEMENT EMPLOYMENT AGREEMENTS

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The management of the Company has been informed that, as of March 26, 1999, the persons identified in the table below, including all directors, nominees for director, executive officers and all owners known to the Company of more than 5% of any class of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the securities of the Company reflected in such table. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the table.

BENEFICIAL OWNERSHIP OF COMPANY STOCK


------------------------------------------------------------------------------------------
                                                    Number of Shares
Beneficial Owner(1)                                 of Common Stock       Percent of Class
-----------------                                   ----------------      ----------------
------------------------------------------------------------------------------------------
Overton Holdings Limited, a Turks and
Caicos Islands corporation, 100%
beneficially owned by Gerold Tebbe(2) . . . ..      2,731,443             60.07%
------------------------------------------------------------------------------------------
Address:
        c/o The Chartered Trust Company Towne
        Centre Mall
        Butterfield Square
        Providenciales
        Turks & Caicos Islands
        British West Indies
------------------------------------------------------------------------------------------
Deotexis AG, a Swiss
corporation 100% beneficially owned by
Gerold Tebbe(2). . . .                              50,000                1.01%

Address:

        Poststrasse 9
        CH-6300
        Zug, Switzerland
------------------------------------------------------------------------------------------


--------------------
          1 Currently, other than Gerold Tebbe and Tony Kirk, none of the Company's directors or executive officers is the beneficial owner of any Company Common Stock.

          2 The aggregate beneficial ownership of Company Common Stock by Gerold Tebbe, President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, through Overton Holdings Limited and Deotexis AG, is as follows: (a) shares beneficially owned: 2,781,443; (b) percentage beneficially owned: 61.17%.


------------------------------------------------------------------------------------------
                                                    Number of Shares
Beneficial Owner(1)                                 of Common Stock       Percent of Class
-----------------                                   ----------------      ----------------
------------------------------------------------------------------------------------------
Tony Kirk . . . . . . . . . . .                     50,000                1.01%
Address:
        Kirk & Maeder
        Sagenstrasse 14
        CH-6318 Walchwil
        Switzerland
------------------------------------------------------------------------------------------


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK PURCHASE AGREEMENT

          On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("Zeron"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights. The Company has agreed with Mr. Tebbe that royalty payments under this agreement will not accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that patent or patent right during such year, as determined in accordance with generally accepted accounting principles, as applied in the United States. The Company expects to formalize this royalty agreement with Mr. Tebbe in the next twelve (12) months. The Company has agreed further that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current shareholders of the Company (other than OHL and other than those stockholders of the Company that received their shares of stock by gift from OHL) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. There can be no assurance that, in the event such transfers of the Common Stock of the Company occur, the Company will be able to renegotiate the payment of the royalty compensation to Mr. Tebbe on terms that are favorable to the Company.

RELATED PARTY TRANSACTIONS

          TEBBE ROYALTY. As discussed above, the Company has an agreement in principle with Gerold Tebbe, President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company, to pay Mr. Tebbe one percent (1%) per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the Company's patents, patent rights and related intellectual property. The Company entered into this arrangement with Mr. Tebbe in connection with his contribution of those patents, patent rights and related intellectual property pursuant to the closing of the Stock Purchase Agreement, whereby OHL, wholly beneficially owned and controlled by Mr. Tebbe, purchased 4,183,125 shares of the Company's Common Stock. The

Company has agreed that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current shareholders of the Company (other than OHL and other than the shareholders receiving their shares by gift from OHL) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. Because Mr. Tebbe is the President and Chief Executive Officer of the Company, and because he beneficially owns and controls OHL, the majority shareholder of the Company, he effectively controls and can dictate the affairs of the Company, and it should be recognized that any renegotiation of Mr. Tebbe's royalty arrangement with the Company will not be on an arms-length basis and may be more or less favorable to the Company than the agreement the Company could have negotiated had Mr. Tebbe not been the Company's beneficial majority shareholder.

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

          CONSULTING AGREEMENT WITH TONY KIRK. Within the next twelve (12) months, the Company expects to enter into a consulting agreement with Tony Kirk, a Director and the Acting Chief Financial Officer of the Company, pursuant to which Mr. Kirk will consult with and advise the Company with respect to the potential acquisition of an operating company in the United States or Europe, and also with respect to the formation of joint ventures with, or investments in, potential technology partners. The exact provisions of this agreement have yet to be negotiated, but the Company anticipates that Mr. Kirk will be paid a fee for his consulting services, the majority of which would be payable upon the successful consummation of such an acquisition. Because of Mr. Kirk's relationship to the Company, the terms of his consulting agreement to be negotiated with the Company may be more or less favorable to the Company than the agreement the Company could have negotiated with a consultant who is not a Director of the Company.

          CONSULTING FEES PAID TO TONY KIRK. During the period from January 1, 1998 to December 31, 1998, Tony Kirk, who became a Director of the Company on January 19, 1998, and Acting Chief Financial Officer of the Company on March 23, 1999, performed consulting and other services for the Company, for which the Company paid him $398,000. In addition, Mr. Kirk continues to perform such services for the Company and may be paid additional amounts for consulting and other services rendered to the Company for periods subsequent to the 1998 fiscal year, until the negotiation and execution of the Consulting Agreement referred to above, at which time the Consulting
Agreement will control the relationship between Mr. Kirk and the Company.

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

       3.1  Articles of Incorporation, as amended.
       3.2  By-Laws of the Company, as amended.
       4.   Specimen certificate for shares of Common Stock.
       21.  Subsidiaries of the Registrant.
       27.  Financial Data Schedule.

(B) REPORTS ON FORM 8-K

          The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

               None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEOTEXIS, INC.

                                        By: /s/ Gerold Tebbe
                                           -------------------------------------
                                        President, Chief Executive Officer,
                                        Secretary and Treasurer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                       Date
      ---------                           -----                       ----
/s/ Robert F. Wright          Chairman of the Board               March 29, 1999
------------------------
Robert F. Wright

/s/ Gerold Tebbe              President, Chief Executive          March 29, 1999
------------------------      Officer, Secretary, Treasurer
Gerold Tebbe                  (principal executive officer);
                              Vice Chairman of the Board

/s/ David F. Bolger           Director                            March 29, 1999
------------------------
David F. Bolger

/s/ Aubrey L. Cole            Director                            March 29, 1999
------------------------
Aubrey L. Cole

/s/ Tony Kirk                 Acting Chief Financial              March 29, 1999
------------------------      Officer; Director (principal
Tony Kirk                     financial and accounting
                              officer)

/s/ Michael J. Rosenberg      Director                            March 29, 1999
------------------------
Michael J. Rosenberg

/s/ Ira T. Wender             Director                            March 29, 1999
------------------------
Ira T. Wender


                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----
Independent Auditors' Reports ...................................................................F-2

Balance Sheets at December 31, 1997 and 1998.....................................................F-4

Statements of Operations for the years ended December 31, 1996, 1997 and 1998 and cumulative since March 6, 1992 (inception) to December 31, 1998..................................F-5

Statement of Stockholders' Equity for the period March 6, 1992 (inception) to December 31,
1995, and for the years ended December 31, 1996, 1997 and 1998 ..................................F-6

Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 and cumulative since March 6, 1992 (inception) to December 31, 1998..................................F-7

Notes to Financial Statements ...................................................................F-9


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Deotexis, Inc.
New York, New York

We have audited the accompanying balance sheets of Deotexis, Inc. as of December 31, 1997 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the 1997 and 1998 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The related statements of operations, stockholders' equity and cash flows of Deotexis, Inc. for the years ended December 31, 1996 and the March 6, 1992 (inception) through December 31, 1996 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1998 were audited by another auditor whose report dated March 18, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deotexis, Inc. as of December 31, 1997 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

                              M.R. Weiser & Co. LLP
                          Certified Public Accountants

New York, New York
February 3, 1999

                                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Deotexis, Inc.
(formerly Zeron Acquisitions II, Inc.)
New York, New York

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) for the year ended December 31, 1996 and the 1996 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The March 6, 1992 (inception) through December 31, 1995 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1996 of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) were audited by another auditor whose report dated February 27, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Deotexis, Inc. (formerly Zeron Acquisitions II, Inc.) for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                          Mayer Rispler & Company, P.C.
                          Certified Public Accountants

Brooklyn, New York
March 18, 1997

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1997              1998
                                                              -----------       ----------
Current assets:
   Cash and equivalents                                       $ 4,034,700       $ 2,956,090
   Prepaid taxes                                                    1,561              --
                                                              -----------       -----------

              Total assets (all current)                      $ 4,036,261       $ 2,956,090
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                      $    73,097       $    80,015
   Due to officer                                                 150,787           429,659
                                                              -----------       -----------

              Total current liabilities                           223,884           509,674
                                                              -----------       -----------

Commitments and other matters

Stockholders' equity:
   Preferred stock,  par value $.001;
     authorized 15,000,000 shares, none
     issued and outstanding
   Common stock, par value $.001;
     authorized 75,000,000 shares, issued
     and outstanding 4,546,875 shares                               4,547             4,547
   Additional paid-in capital                                   4,155,485         4,156,685
   Deficit accumulated during the
     development stage                                           (347,655)       (1,714,816)
                                                              -----------       -----------
              Total stockholders' equity                        3,812,377         2,446,416
                                                              -----------       -----------

              Total liabilities and stockholders' equity      $ 4,036,261       $ 2,956,090
                                                              ===========       ===========



                             SEE ACCOMPANYING NOTES

                                 DEOTEXIS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                               Years Ended December 31,                 March 6, 1992
                                   ---------------------------------------------    (Date of Inception) to
                                       1996               1997             1998        December 31, 1998
                                    -----------       -----------      -----------     -----------------
Interest and other income           $    23,426       $    38,753       $   166,695       $   258,093
                                    -----------       -----------       -----------       -----------
Expenses:
   Directors' fees                                                          140,000           140,000
   Interest expense                                                          22,000            22,000
   Consulting                            15,000            (6,250)                             38,125
   Rent                                  15,000            (6,250)            3,722            41,847
   Corporation franchise taxes            2,467               300            19,093            26,629
   Filing fees                            4,244            10,164            95,001           116,284
   Amortization                             100                17                                 500
   Bank charges                             447               375                               2,310
   Insurance                                                                141,070           141,070
   Office                                                  16,312           130,541           148,693
   Professional fees                     29,905           263,986           982,429         1,295,451
                                    -----------       -----------       -----------       -----------
              Total expenses             67,163           278,654         1,533,856         1,972,909
                                    -----------       -----------       -----------       -----------

Net loss                            $   (43,737)      $  (239,901)      $(1,367,161)      $(1,714,816)
                                    ===========       ===========       ===========       ===========

Basic loss per share                $      (.16)      $      (.19)      $      (.30)
                                    ===========       ===========       ===========

Weighted average number of
   shares outstanding                   278,750         1,237,618         4,546,875
                                        =======         =========         =========


                             SEE ACCOMPANYING NOTES

                                 DEOTEXIS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                       Deficit
                                                     Common                          Accumulated
                                                      Stock           Additional      During the         Total
                                              -------------------       Paid-In       Development     Stockholders'
                                                Shares     Amount       Capital          Stage           Equity
                                              ---------    ------     ----------      -----------      -----------
Issuance of 160,000 common
   shares on June 4, 1992 at
   par value ($.001 per share)
   for cash ($.01 per share)                    160,000     $ 160        $ 1,440                            $1,600

Sale of 18,750 shares for
   cash in July 1992 ($1.60
   per share)                                    18,750        19         29,981                            30,000

Net loss inception to
   December 31, 1992                                                                      $   (62)             (62)

Net loss - December 31, 1993                                                               (1,766)          (1,766)

Sale of 100,000 shares -
   January 31, 1994 ($6.25 per
   share)                                       100,000       100        624,900                           625,000

Deferred offering costs
   charged to paid-in capital                                            (31,461)                          (31,461)

Net loss - December 31, 1994                                                              (27,184)         (27,184)

Net loss - December 31, 1995                                                              (35,005)         (35,005)
                                                           ------     ----------      -----------      -----------

Balance - December 31, 1995                                   279        624,860          (64,017)         561,122

Net loss                                                                                  (43,737)         (43,737)
                                                           ------     ----------      -----------      -----------
Balance - December 31, 1996                                   279        624,860         (107,754)         517,385

Distributions                                                           (475,750)                         (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share)                           4,183,125     4,183      3,995,817                         4,000,000

Issuance of 85,000 shares for
   services rendered ($.48 per
   share)                                        85,000        85            (85)                          -

Capital contributed by
   principal stockholder                                                  10,643                            10,643

Net loss                                                                                 (239,901)        (239,901)
                                              ---------    ------     ----------      -----------      -----------
Balance - December 31, 1997                   4,546,875     4,547      4,155,485         (347,655)       3,812,377

Expenses of the Company
   paid by  principal
   stockholder                                                             1,200                             1,200
Net loss                                                                               (1,367,161)      (1,367,161)
                                              ---------    ------     ----------      -----------      -----------
Balance - December 31, 1998                   4,546,875    $4,547     $4,156,685      $(1,714,816)     $ 2,446,416
                                              =========    ======     ==========      ===========      ===========


                             SEE ACCOMPANYING NOTES

                                 DEOTEXIS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,                   March 6, 1992
                                                         ---------------------------------------------     (Inception) through
                                                             1996             1997              1998        December 31, 1998
                                                         -----------       -----------       -----------    -----------------
Cash flows from operating activities:
   Net loss                                              $   (43,737)      $  (239,901)      $(1,367,161)      $(1,714,816)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
        Services paid by stockholder                                                               1,200             1,200
        Amortization                                             100                17                                 500

       Changes in operating assets and liabilities:
           Loan receivable                                    (2,331)            2,331
           Prepaid taxes                                                        (1,561)            1,561              --
           Accounts payable and
              accrued expenses                                 8,200            57,797             6,918            79,515
           Due to officer                                                      150,787           278,872           429,659
                                                         -----------       -----------       -----------       -----------
Cash used in operations                                      (37,768)          (30,530)       (1,078,610)       (1,203,942)
                                                         -----------       -----------       -----------       -----------

Cash flows from financing activities:
   Issuance of common stock -
     net of costs                                                            4,000,000                           4,625,139
   Capital contributed by principal
     stockholder                                                                10,643                              10,643
   Distributions                                                              (475,750)                           (475,750)
                                                         -----------       -----------       -----------       -----------

Cash provided by financing activities                           --           3,534,893              --           4,160,032
                                                         -----------       -----------       -----------       -----------

Net (decrease) increase in cash
   and cash equivalents                                      (37,768)        3,504,363        (1,078,610)        2,956,090

Cash and cash equivalents -
   beginning of year / period                                568,105           530,337         4,034,700
                                                         -----------       -----------       -----------       -----------

Cash and cash equivalents -
   end of year / period                                  $   530,337       $ 4,034,700       $ 2,956,090       $ 2,956,090
                                                         ===========       ===========       ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                      $     2,467       $     1,861       $    17,382
                                                         ===========       ===========       ===========

                                   (CONTINUED)

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                   (CONCLUDED)

                                                                    Years Ended December 31,                   March 6, 1992
                                                         ---------------------------------------------     (Inception) through
                                                             1996             1997              1998        December 31, 1998
                                                         -----------       -----------       -----------    -----------------

Non-cash financing activities:
   The Company issued 85,000 shares to a
     consultant for services rendered. The
     Company recorded the fair market value
     of those securities at $.48 per share.                                $    40,800                         $    40,800
                                                                           ===========                         ===========

   The principal stockholder of the Company
     transferred 2,500 shares of common stock
     owned by him to two consultants for services
     rendered to the Company. The Company recorded
     the fair market value of those securities at $.48
     per share                                                                               $    1,200        $    1,200
                                                                                             ===========       ===========




                             SEE ACCOMPANYING NOTES

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

       Concentration of Credit Risk:

       At December 31, 1998, the Company maintained all its cash in one commercial bank. The institution is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured balance amounted to approximately $19,000 at December 31, 1998.

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

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

       Patents:

       In accordance with the Stock Purchase Agreement, the majority shareholder sold certain patents, patent applications and associated intellectual property to the Company for nominal consideration. The cost of patents acquired are not being amortized as the consideration was nominal. These patents are for the textile-based controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products and personal care products markets, and applications in the pharmaceutical industry.

       Earnings (loss) per common share:

       Basic earnings (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. There were no dilutive securities outstanding during any of the periods.

       Start Up Costs:

       Effective for financial statements for the year ended December 31, 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." Start-up activities include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs. Start-up activities are expensed as incurred. The adoption of SOP 98-5 does not have a cumulative effect on the amount of retained earnings at December 31, 1998.

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

3. STOCKHOLDERS' EQUITY:

       The Company is authorized to issue 75,000,000 common shares with a par value of $.001, and 15,000,000 blank check preferred shares with a par value of $.001. On June 4, 1992, the Company issued a total of 160,000 shares of its common stock to its officers for a total consideration of $1,600 ($.01 per share).

       On June 4, 1992, the Board of Directors authorized the sale, through a self underwriting, a minimum of 100,000 common shares and a maximum of 200,000 common shares at of $6.25 per share.

       During the period of July 1, 1992 through July 15, 1992, the Company issued a total of 18,750 shares of its common stock ($.001 par value) to various individuals for a total consideration of $30,000 ($1.60 per share).

       On January 14, 1994, the Company completed the sale of 100,000 shares at an aggregate of $625,000.

       In October 1997, the Company distributed $475,750 of which $454,000 or $4.54 per share would be distributed to the holders of 100,000 common shares issued in connection with the initial public offering, and $21,750 or $1.16 per share would be distributed to holders of 18,750 common shares issued prior to the initial public offering.

       On October 10, 1997, the Company issued 4,183,125 newly-issued and nonregistered shares of common stock, $.001 par value in exchange for a cash payment of $4 million and the transfer of certain patents, patent applications and related intellectual property to the Company for nominal consideration, plus future royalties tied to the revenues produced by the intellectual property assets. In addition, the principal stockholder contributed capital in the amount of $10,643.

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

       On October 10, 1997, the Company issued 85,000 shares of Common Stock to a consultant, in connection with his work on behalf of the Company, in arranging and facilitating the consummation of the Stock Purchase Agreement. The Company recorded the estimated fair market value of those securities at $.48 per share by a charge to additional paid-in capital.

       On April 16, 1998, the principal stockholder of the Company transferred 2,500 shares of his common stock to two unrelated companies for professional services rendered in connection with the Company being listed on the Bermuda Stock Exchange. This was recorded as an increase in additional paid-in capital and professional services. The Company recorded the estimated fair market value of those securities at $.48 per share.

       Stock Option Plan:

       Effective May 20, 1998, the Company adopted the 1998 Director Stock Option Plan ("the Plan"). All non employee Directors are eligible to participate in the Plan. The Plan shall terminate on May 19, 2008. The Company has reserved 200,000 shares of common stock for issuance of shares under the Plan. Under the Plan, eligible Directors shall be granted, on May 20, 1999 and each year thereafter, an option to purchase $20,000 worth of common stock. Each option granted shall be fully vested on the date of grant and shall be immediately exercisable. The price per share shall be the fair market value on the date of grant. The life of the option is ten years from grant date, or three years following retirement, non-reelection or death or disability; or six months following resignation. No options have been granted under the Plan.

4.     DUE TO OFFICER:

       Due to officer consist of approximately $150,000 and $430,000 for 1997 and 1998, respectively, for professional fees and travel expenses, which have been expended by an officer of the Company, on behalf of the Company, and have been recorded as expenses and amounts due to officer. The amounts due to officer are short-term and bear interest at 8% per annum. Included in due to officer at December 31, 1998 is approximately $22,000 relating to interest expense on the debt.

                                 DEOTEXIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

5.     INCOME TAXES:

       The Company has available at December 31, 1998 approximately $1,545,000 of unused operating loss carryforwards that may be applied against future taxable income, if any, and that expire in various years from 2012 to 2018. Since the "more likely than not" criteria of FAS 109 was not met at December 31, 1998, the valuation allowance was equal to the deferred income tax asset.

6.     COMMITMENTS AND OTHER MATTERS:

       On April 9, 1998, the Company entered into a nonexclusive licensing agreement with Kuw Hummel Vertribs GmbH ("Hummel"), to manufacture and sell certain products in Germany. Hummel is owned 49.2% by Mrs. Gerold Tebbe.

7.     RELATED PARTY TRANSACTIONS:

       During 1998, the Company engaged the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During 1998, the Company incurred expenses of approximately $398,000. As of December 31, 1998, approximately $26,000 was owed to this related party.

       The 1996 amounts of rent and consulting expenses reflected in the statement of operations were paid to parties which were related to the Company at that time.

                                  EXHIBIT INDEX

EXHIBIT                                                         PAGE NUMBER
-------                                                         -----------

3.1  Articles of Incorporation, as amended.                         __

3.2  By-Laws of the Company, as amended.                            __

4.   Specimen certificate for shares of Common Stock                __

21.  Subsidiaries of Registrant.                                    __

27.  Financial Data Schedule                                        __