Form 10-Q
period 1999-03-31
DEOTEXIS INC
filed 1999-05-17
CIK 891168

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1999

                                    OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission file number 2844975-1

                                 Deotexis, Inc.
-------------------------------------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter)

                        Nevada                                  13-3666344
 (State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                    Organization)                            Identification No.)


         855 Third Avenue, Suite 2900
              New York, New York                                     10022-4834
 (Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, including area code   (212) 829-5698

                                     - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

         As of May 13, 1999, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

STATEMENT ON INTERPRETATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements relating to future events or the projected future financial performance of the Company. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and Section 21E of the Exchange Act. When used herein, the words "anticipate," "intend," "plan," "believe," "in our opinion," "hope," "estimate" and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify these forward-looking statements. These statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, sources or potential sources of capital, or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those assumptions and projections set forth in, contemplated by or underlying the forward-looking statements. Investors are cautioned not to place undue reliance upon the forward-looking statements contained herein.

                                        DEOTEXIS, INC.
                                          FORM 10-Q
                            FOR THE QUARTER ENDED MARCH 31, 1999

                                            INDEX

                                                                                                            PAGE
PART I. FINANCIAL INFORMATION...................................................................................1

         ITEM 1.           FINANCIAL STATEMENTS.................................................................1

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS...........................................................................1

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................1

PART II. OTHER INFORMATION......................................................................................1

         ITEM 1.           LEGAL PROCEEDINGS....................................................................1

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS............................................1

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES......................................................1

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................1

         ITEM 5.           OTHER INFORMATION....................................................................1

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.....................................................7

                  (a) Exhibits..................................................................................7

                  (b) Reports on Form 8-K.......................................................................7

SIGNATURES......................................................................................................8

                                            PART I.
                                      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                  See the Index to Financial Statements, and the Financial Statements and Notes thereto appearing at the end of this Quarterly Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  See Part II, Item 5 -- Other Information, below.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.

                  Not Applicable.

                                           PART II.
                                     OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing at the end of this Quarterly Report.

RESULTS OF OPERATIONS

                  Deotexis, Inc. (the "Company") has not generated any revenue from operations and is in the development stage. At March 31, 1999, the Company had current assets of $2,368,730, and current liabilities of $214,529.

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

                  The Company is engaged in the business of developing and commercializing certain patented controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products, personal care products, pharmaceutical, and other markets. The Company's goal is to expand and build on its patented "know-how," and to acquire access to manufacturing and marketing resources to become a profitable developer and supplier of controlled-release delivery systems to a wide range of industry sectors. Ultimately, the Company plans to become a business owning or holding the rights to a wide range of products in the area of controlled-release technology.

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

                  Over the course of the next three (3) years, the Company anticipates that it will (a) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for sales-based royalty payments to the Company, (b) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (c) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (d) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its products, and (e) commence an image building advertising and public relations campaign in the pharmaceutical and personal care products industries. There can be no assurance that any or all of these goals will be achieved by the Company.

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

                  Based on its textile-based controlled-release delivery system, the Company has developed and patented a number of consumer products, including the "Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. In addition, the Company has developed and patented controlled-release systems which can be integrated with adhesive plasters, latex gloves and other "carriers" to deliver micro-encapsulated substances in new ways. The Company's business plan envisions business ventures with other companies which have know-how in mature basic technologies such as adhesive plaster manufacturing, and are seeking new ideas for innovative products that the Company's delivery system technology may help to provide.

TARGET MARKETS; MANUFACTURING AND DISTRIBUTION STRATEGY

                  Potential end-users of the Company's systems are consumers worldwide. In order to reach these end-users, the Company intends to license its systems to corporations which manufacture, sell and distribute consumer products to the personal care, pharmaceutical and household products markets. The ability to use the Company's technology by virtue of a license, in the Company's opinion, should offer licensees a unique opportunity to diversify and expand their sales.

RETENTION OF SENIOR MANAGEMENT

                  The Company's seven member Board of Directors has extensive experience in a wide array of business sectors. Mr. Gerold Tebbe will serve as the President, Chief Executive Officer and a Director of the Company, with overall responsibility for operations. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until the time is appropriate to hire suitable personnel to serve in those positions.

                  In addition, Tony Kirk, a Director of, and consultant to, the Company, has been elected Acting Chief Financial Officer, to execute the duties of Chief Financial Officer until such time as the Company's level of operations warrants the retention of a full-time permanent Chief Financial Officer.

COMPANY STRUCTURE AND SUBSIDIARIES

                  The Company formed a wholly-owned subsidiary in Germany in the early part of 1999 to establish a local presence and serve as a holding company for any joint venture or equity interests which may materialize through cooperation agreements with licensees. The German holding company will initially have an independent professional manager who will serve as interim CEO of that subsidiary on a part-time basis while licenses are negotiated and joint ventures formed. Once the Company's operations have progressed to the joint venture stage, the Company expects to engage full-time management to monitor its German relationships and investments, and to identify and negotiate new business opportunities. Assuming that this approach is successful, the Company intends to set up additional "technology holding companies" in other countries (including the United States) and to follow the same strategy. As the volume of the Company's business activity increases, to support Mr. Tebbe, the Company expects to appoint a seasoned financial executive at the parent company level, who will be responsible for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

                  As stated above, the Company may acquire an operating company with manufacturing capabilities in Europe or the United States within the next one to three (1-3) years, and thereafter use products based on the Company's technology to diversify and expand the acquired company's existing product offerings and revenue base. In addition, the Company hopes that, if it is able to consummate an acquisition, officers and employees of the acquired company will be able to assist in licensing activities and new product development, thereby increasing the Company's management depth and strengthening its product management and marketing skills.

LICENSING

                  To avoid the typically large costs of advertising and promoting new consumer products (currently estimated at $15-20 million for a single new product in Germany alone), the Company plans to primarily follow a licensing strategy to market and distribute its delivery systems.

                  The Company anticipates that a large majority of its potential customers will enter into license agreements with the Company, in return for sales-based royalty payments to the Company. It is the Company's intention to grant extendable, multi-year licenses to corporations in the apparel, cosmetics, toiletries, household products, personal care products and pharmaceutical industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute products employing the Company's delivery systems.

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

                  There can be no assurance that any license or distribution agreements with the types of companies described above will be consummated on terms favorable to the Company, if at all. The Company's failure to effect such arrangements to license and distribute its products and delivery systems will severely limit the Company's ability to produce and distribute its products and introduce them into the market in any significant way.

PUBLIC RELATIONS; ADVERTISING

                  The Company has begun a public relations campaign to establish the presence and build the image of the Company, initially in Germany, with the intention to eventually expand this activity to all its primary target markets in Europe and the United States. The public relations campaign has been designed to present the Company as a technology-driven developer and supplier of quality, innovative, economical controlled-release products. This campaign currently utilizes the services of an independent public relations firm selected by the Company.

                  The Company's anticipated advertising campaign, which is scheduled to commence after the first licenses have been signed, will highlight the convenience and economy of the Company's products. The Company intends to place its print advertisements in periodicals and newspapers with readership demographics consistent with the Company's core consumer target markets.

                  On an ongoing basis, the Company is also considering ways to cement its ties to its investors and ensure that information on important Company developments and opportunities continues to reach them on a timely basis.

PATENTS

                  The Company currently owns the patents and patent rights that were previously owned by Mr. Tebbe, and/or entities owned and controlled by him, and were transferred to the Company in connection with the consummation of the transactions contemplated by the Stock Purchase Agreement. Such patents and related intellectual property constitute all of the technology necessary to manufacture the Company's textile-based controlled-release delivery systems. It is the Company's intention to commercially exploit the patents for its controlled-release delivery systems technology through the introduction and licensing of the Company's systems, initially in the European market. In exchange for the transfer to the Company of the patents, patent rights and related intellectual property, the Company has agreed to pay Mr. Tebbe a 1% royalty per annum of all net income recognized by the Company in connection with the commercial exploitation of these patents and patent rights. There are no assurances that the Company will ever achieve net income as a result of the commercial exploitation of these intellectual property rights. Furthermore, if the occasion arises, the Company will have to defend against and/or institute patent infringement suits in order to protect its proprietary rights to the patents. Prosecution of any type of patent litigation or dispute may result in significant expenses for the Company.

LIQUIDITY

                  Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, negotiations with potential licensees, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products and develop its delivery systems. On March 31, 1999, the Company had $2,260,607 of liquid assets, working capital of $2,154,201 and shareholders' equity of $2,154,201. The Company has not manufactured or licensed any of its delivery systems since inception.

CAPITAL RESOURCES

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

                  27.     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

                                    DEOTEXIS, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited)
    and December 31, 1998                                                                        F-2

Condensed Consolidated Statements of Operations for the three months ended March
    31, 1999 and 1998 (unaudited) and cumulative since
    March 6, 1992 (inception) to March 31, 1999 (unaudited)                                      F-3

Consolidated Statement of Stockholders' Equity for the period March 6, 1992
    (inception) to December 31, 1995, and for the years ended December 31, 1996,
    1997 and 1998 and for the three
    months ended March 31, 1999 (unaudited)                                                      F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March
    31, 1999 and 1998 (unaudited) and cumulative since
    March 6, 1992 (inception) to March 31, 1999 (unaudited)                                      F-5

Notes to Condensed Consolidated Financial Statements                                             F-6

                                                  F-1

                                           DEOTEXIS, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                 DECEMBER 31, 1998                MARCH 31, 1999
                                                                 -----------------                --------------
                                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                        $ 2,956,090                    $ 2,260,607
   Prepaid taxes                                                        --                               4,008
   Prepaid insurance                                                                                   104,115
                                                                    -----------                    -----------
              Total current assets                                    2,956,090                      2,368,730
                                                                    -----------                    -----------
              Total assets                                          $ 2,956,090                    $ 2,368,730
                                                                    ===========                    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued expenses                            $    80,015                    $   160,939
   Due to officer                                                       429,659                         53,590
                                                                    -----------                    -----------
              Total current liabilities                                 509,674                        214,529
                                                                    -----------                    -----------

Commitments and other matters

Stockholders' equity:
   Preferred  stock, par value $.001; authorized
     15,000,000 shares, none issued and outstanding
   Common  stock, par value  $.001; authorized
     75,000,000 shares, issued and outstanding
     4,546,875 shares                                                     4,547                          4,547
   Additional paid-in capital                                         4,156,685                      4,156,685
   Deficit accumulated during the development
     stage                                                           (1,714,816)                    (2,007,031)
                                                                    -----------                    -----------
              Total stockholders' equity                              2,446,416                      2,154,201
                                                                    -----------                    -----------

              Total liabilities and stockholders'
                equity                                              $ 2,956,090                    $ 2,368,730
                                                                    ===========                    ===========


                                              SEE ACCOMPANYING NOTES

                                          DEOTEXIS, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                               THREE MONTHS
                                                               ENDED MARCH 31,                      MARCH 6, 1992
                                                       -----------------------------            (DATE OF INCEPTION) TO
                                                          1998            1999                      MARCH 31, 1999
                                                       ----------     --------------            ---------------------
Interest and other income                               $ 21,971           $ 28,448                 $   286,541
                                                        --------           --------                 -----------

Expenses:
   Directors fees                                                            35,000                     175,000
   Interest                                                                   6,400                      28,400
   Consulting                                                                     -                      38,125
   Rent                                                                         970                      42,817
   Corporation franchise taxes                             9,200              2,034                      28,663
   Filing fees                                            70,301             15,969                     132,253
   Amortization                                                                   -                         500
   Bank charges                                                                   -                       2,310
   Insurance                                              35,268             34,705                     175,775
   Office                                                 10,610             11,295                     159,988
   Professional fees                                     312,751            214,290                   1,509,741
                                                       ---------          ---------                 -----------
         Total expenses                                  438,130            320,663                   2,293,572
                                                       ---------          ---------                 -----------

Net loss                                               $(416,159)         $(292,215)                $(2,007,031)
                                                       =========          ==========                ===========

Basic loss per share                                       $(.09)             $(.06)
                                                           =====             ======

Weighted average number of
   shares outstanding                                  4,546,875          4,546,875
                                                       =========          =========

                                              SEE ACCOMPANYING NOTES

                                         DEOTEXIS, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       DEFICIT
                                                     COMMON                           ACCUMULATED
                                                      STOCK          ADDITIONAL        DURING THE           TOTAL
                                                -----------------     PAID-IN          DEVELOPMENT      STOCKHOLDERS'
                                                 SHARES    AMOUNT      CAPITAL            STAGE             EQUITY
                                                -------   --------   -----------     --------------     -------------
Issuance of 160,000  common  shares on June
   4, 1992 at par value  ($.001  per share)
   for cash ($.01 per share)                    160,000     $ 160        $ 1,440                            $1,600

Sale  of  18,750  shares  for  cash in July
   1992 ($1.60 per share)                        18,750        19         29,981                            30,000

Net loss inception to December 31, 1992                                                   $   (62)             (62)

Net loss - December 31, 1993                                                               (1,766)          (1,766)

Sale of 100,000  shares - January  31, 1994
   ($6.25 per share)                            100,000       100        624,900                           625,000

Deferred    offering   costs   charged   to
   paid-in capital                                                       (31,461)                          (31,461)

Net loss - December 31, 1994                                                              (27,184)         (27,184)

Net loss - December 31, 1995                                                              (35,005)         (35,005)
                                                          -------   ------------       ----------       ----------

Balance - December 31, 1995                                   279        624,860          (64,017)         561,122

Net loss                                                                                  (43,737)         (43,737)
                                                          -------   ------------       ----------       ----------

Balance - December 31, 1996                                   279        624,860         (107,754)         517,385

Distributions                                                           (475,750)                         (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share)                           4,183,125     4,183      3,995,817                         4,000,000

Issuance  of  85,000  shares  for  services
   rendered ($.48 per share)                     85,000        85            (85)                          -

Capital contributed by principal
   stockholder                                                            10,643                            10,643

Net loss                                                                                 (239,901)        (239,901)
                                              ---------   -------   ------------       ----------       ----------
Balance - December 31, 1997                   4,546,875     4,547      4,155,485         (347,655)       3,812,377

Expenses of the Company paid by
   principal stockholder                                                   1,200                             1,200

Net loss                                                                               (1,367,161)      (1,367,161)
                                              ---------   -------   ------------       ----------       ----------
Balance - December 31, 1998                   4,546,875     4,547      4,156,685       (1,714,816)       2,446,416
Net loss (unaudited)                                                                     (292,215)        (292,215)
                                              ---------   -------   ------------       ----------       ----------


Balance - March 31, 1999 (unaudited)          4,546,875    $4,547     $4,156,685      $(2,007,031)     $ 2,154,201
                                             ==========    ======     ==========      ===========      ===========

                                              SEE ACCOMPANYING NOTES

                                         DEOTEXIS, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                               THREE MONTHS
                                                               ENDED MARCH 31,                      MARCH 6, 1992
                                                       -----------------------------            (DATE OF INCEPTION) TO
                                                          1998            1999                      MARCH 31, 1999
                                                       ----------     --------------            ---------------------
Cash flows from operating activities:
   Net loss                                             $(416,159)       $  (292,215)             $(2,007,031)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities:
         Services paid by stockholder                                                                   1,200
        Amortization                                                                                      500
   Changes in operating assets and liabilities:
       Prepaid taxes                                                          (4,008)                  (4,008)
       Prepaid insurance                                 (105,802)          (104,115)                (104,115)
       Accounts payable and accrued
          expenses                                        201,149             80,924                  160,439
       Due to officer                                                       (376,069)                  53,590
                                                   --------------        -----------            -------------

Cash used in operations                                  (320,812)          (695,483)              (1,899,425)

Cash flows from financing activities:
   Issuance of common stock -
     net of costs                                                                                   4,625,139
   Capital contributed by principal
     stockholder                                                                                       10,643

   Distributions                                                                                     (475,750)
                                                   --------------        -----------            -------------

Net (decrease) increase in cash
   and cash equivalents                                  (320,812)          (695,483)               2,260,607

Cash and cash equivalents -
   beginning of year/period                             4,034,700          2,956,090                 -
                                                      -----------         ----------          ---------------

Cash and cash equivalents -
   end of period                                       $3,713,888         $2,260,607               $2,260,607
                                                       ==========         ==========               ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Income taxes                                          $9,200
                                                           ======

Noncash financing activities:
   The Company issued 85,000 shares to a
     consultant for services rendered.
   The Company recorded the fair market
     value of those securities at $.48 per share.                                                     $40,800
                                                                                                      =======

The principal stockholder of the Company
   transferred 2,500 shares of common stock
   owned by him to two consultants for services
   rendered to the Company.  The Company recorded
   the fair market value of those securities at $.48 per share                                         $1,200
                                                                                                       ======

                                              SEE ACCOMPANYING NOTES

                                       DEOTEXIS, INC. AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (UNAUDITED)


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

       The Company organized a wholly-owned subsidiary, D-Tex Gmbh, under the laws of Germany, in March 1999.

       Basis of Presentation:

       The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the condensed notes thereto. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

       These financial statements should be read in conjunction with the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

                                       DEOTEXIS, INC. AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (UNAUDITED)




2.     SIGNIFICANT ACCOUNTING POLICIES:

       Principles of Consolidation:

       The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions have been eliminated.

       Foreign Currency Translation:

       Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current exchange rates, and income statement items are translated at average exchange rates for the period.

       Cash and Equivalents:

       Cash and equivalents are stated at cost plus accrued interest. Cash equivalents consist of short-term treasury bills. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

                                      DEOTEXIS, INC. AND SUBISIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (UNAUDITED)


3.     RELATED PARTY TRANSACTIONS:

       The Company engages the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During 1999, the Company incurred expenses of approximately $55,000. As of March 31, 1999, approximately $32,000 was owed to this related party.

                                 SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DEOTEXIS, INC.

                                      By: /S/ GEROLD TEBBE
                                         ------------------------
                                         President, Chief Executive Officer,
                                         Secretary and Treasurer

Dated:  May 13,1999

                                     EXHIBIT INDEX


EXHIBIT                                                           PAGE NUMBER
27. Financial Data Schedule
