Form 10-Q
period 1999-06-30
DEOTEXIS INC
filed 1999-08-16
CIK 891168

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 2844975-1

                                 Deotexis, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                    13-3666344
----------------------------------------   -------------------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

      855 Third Avenue, Suite 2900
      New York, New York                                 10022-4834
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including
area code                                             (212) 829-5698
                                           -------------------------------------

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

Yes |X| No |_|

      As of August 12, 1999, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

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

                                 DEOTEXIS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION.................................................1

     ITEM 1.   FINANCIAL STATEMENTS...........................................1

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................1

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....1

PART II. OTHER INFORMATION....................................................1

     ITEM 1.   LEGAL PROCEEDINGS..............................................1

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS......................1

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES................................1

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............1

     ITEM 5.   OTHER INFORMATION..............................................2

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................8

             (a) Exhibits.....................................................8

             (b) Reports on Form 8-K..........................................8

SIGNATURES....................................................................9

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

            Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Pursuant to proper notice duly given to each stockholder of record, the Company held its 1999 Annual Meeting of Stockholders on July 21, 1999. The following items were included in the notice as on the meeting's agenda for stockholder action:

            1. Election of the Company's Board of Directors. The seven nominees for the seven-member Board were: David F. Bolger, Aubrey L. Cole, Tony Kirk, Michael J. Rosenberg, Gerold Tebbe, Ira T. Wender and Robert F. Wright.

            2. Ratification and approval of M.R. Weiser & Co. LLP ("Weiser") as the Company's independent accountants and auditors for the fiscal year ending December 31, 1999.

            The results of the voting by the stockholders with respect to the above-described items was as follows:

            1. Out of a total of 4,546,875 shares of Common Stock of the Company issued and outstanding, and available to vote, each nominee for director received 3,409,200 votes in favor, and 100 votes against, his nomination to the Board of Directors of the Company.

            2. Out of the total of 4,456,875 shares of Common Stock of the Company issued and outstanding, and available to vote, on the ratification and approval of Weiser as the Company's independent accountants and auditors for the fiscal year ending December 31, 1999, 3,409,300 votes were cast in favor thereof, no votes were cast against, and there were no abstentions.

ITEM 5. OTHER INFORMATION.

            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing at the end of this Quarterly Report.

Results of Operations

            Deotexis, Inc. (the "Company") has not generated any revenue from operations and is in the development stage. At June 30, 1999, the Company had current assets of $2,150,134, and current liabilities of $221,470.

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

            The Company's first controlled-release delivery system was developed by Mr. Tebbe in 1987, and he filed a patent application for the technology relating thereto in that same year. The application was opposed in the European patent courts by The Procter & Gamble Company, one of the world's largest manufacturers and distributors of household and consumer products. In late 1996, the European Patent Office dismissed Procter & Gamble's challenge in favor of Mr. Tebbe's patent claims. Following the patent ruling in his favor, Mr. Tebbe has been taking steps to capitalize on his patented processes and technology.

            Over the course of the next three (3) years, the Company anticipates that it will (a) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for sales-based royalty payments to the Company, (b) initiate joint ventures and strategic alliances with business partners the Company feels can utilize or promote the Company's products and technology, (c) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (d) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (e) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its products, and (f) commence an image building advertising and public relations campaign in the pharmaceutical and personal care products industries. There can be no assurance that any or all of these goals will be achieved by the Company.

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

Target Markets; Manufacturing and Distribution Strategy

            Potential end-users of the Company's systems are consumers of personal care, household products and pharmaceutical products worldwide. In order to reach these end-users, the Company intends to license its systems to corporations which manufacture, sell and distribute consumer products to the personal care, pharmaceutical and household products markets. The ability to use the Company's technology by virtue of a license, in the Company's opinion, should offer licensees a unique opportunity to diversify and expand their sales.

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

            In addition, Mr. Tebbe has been appointed Acting Chief Financial Officer, to execute the duties of Chief Financial Officer until such time as the Company's level of operations warrants the retention of a full-time permanent Chief Financial Officer.

Company Structure and Subsidiaries

            The Company formed a wholly-owned subsidiary in Germany in March 1999 to establish a local presence and serve as a holding company for any joint venture or equity interests which may materialize through cooperation agreements with licensees. The German holding company will initially have an independent professional manager who will serve as interim CEO of that subsidiary on a part-time basis while licenses are negotiated and joint ventures formed. Once the Company's operations have progressed to the joint venture stage, the Company expects to engage full-time management to monitor its German relationships and investments, and to identify and negotiate new business opportunities. Assuming that this approach is successful, the Company intends to set up additional "technology holding companies" in other countries (including the United States) and to follow the same strategy. As the volume of the Company's business activity increases, to support Mr. Tebbe, the Company expects to appoint a seasoned financial executive at the parent company level, who will be responsible for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

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

            The Company anticipates that a majority of its potential customers will enter into license agreements with the Company, in return for sales-based royalty payments to the Company. It is the Company's intention to grant extendable, multi-year licenses to corporations in the apparel, cosmetics, toiletries, household products, personal care products and pharmaceutical industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute products employing the Company's delivery systems.

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

            On an ongoing basis, the Company is also considering ways to enhance communications with its shareholders and ensure that information on important Company developments and opportunities continues to reach them on a timely basis.

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

Liquidity

            Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, negotiations with potential licensees and joint venture/strategic partners, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products and develop its delivery systems. On June 30, 1999, the Company had $2,075,513 of liquid assets, working capital of $1,928,664 and shareholders' equity of $1,928,664. The Company has not manufactured or licensed any of its delivery systems since inception.

Capital Resources

            Following commencement of its operations, the Company's cash requirements will be significant. While the Company currently has cash on hand sufficient to finance its proposed business during the first one to two (1-2) years of its operations, excluding the costs of any potential acquisitions, the Company is dependent on internally generated cash flow and upon securing a working capital line of credit to implement its business plan thereafter. There can be no assurance that the Company will be able to maintain its business and operations without additional financing after the first one to two (1-2) years of operations or that, thereafter, it will be able to generate sufficient cash flow and/or secure sufficient borrowings to meet the Company's working capital requirements.

Year 2000 Disclosure

            The Company has assessed its exposure to the "Year 2000" problem, the difficulty or inability of computers to correctly identify the date after December 31, 1999.

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

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                    INDEX TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Condensed Consolidated Balance Sheets at June 30, 1999
   (unaudited) and December 31, 1998                                     F-2

Condensed Consolidated Statements of Operations for the six
   months ended June 30, 1999 and 1998 (unaudited) and cumulative
   since March 6, 1992 (inception) to June 30, 1999 (unaudited)          F-3

Condensed Consolidated Statements of Operations for the three
   months ended June 30, 1999 and 1998 (unaudited)                       F-4

Consolidated Statement of Stockholders' Equity for the period
   March 6, 1992 (inception) to December 31, 1995, and for the years ended December 31, 1996, 1997 and 1998 and for the six
   months ended June 30, 1999 (unaudited)                                F-5

Condensed Consolidated Statements of Cash Flows for the six
   months ended June 30, 1999 and 1998 (unaudited) and cumulative
   since March 6, 1992 (inception) to June 30, 1999 (unaudited)          F-6

Notes to Condensed Consolidated Financial Statements                     F-8

                  DEOTEXIS, INC. AND SUBSIDIARY
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                     December 31, 1998   June 30, 1999
                                                     -----------------   -------------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                            $ 2,956,090       $ 2,075,513
   Prepaid taxes                                                                5,211
   Prepaid insurance                                                           69,410
                                                        -----------       -----------

      Total assets (all current)                        $ 2,956,090       $ 2,150,134
                                                        ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $    80,015       $    78,691
   Due to officer/director                                  429,659           142,779
                                                        -----------       -----------
      Total current liabilities                             509,674           221,470
                                                        -----------       -----------

Commitments and other matters

Stockholders' equity:

   Preferred stock, par value $.001;
      authorized 15,000,000 shares, none
      issued and outstanding
   Common stock, par value $.001;
      authorized 75,000,000 shares,
      issued and outstanding 4,546,875
      shares                                                  4,547             4,547
   Additional paid-in capital                             4,156,685         4,156,685
   Deficit accumulated during the
      development stage                                  (1,714,816)       (2,232,568)
                                                        -----------       -----------
      Total stockholders' equity                          2,446,416         1,928,664
                                                        -----------       -----------

      Total liabilities and stockholders' equity        $ 2,956,090       $ 2,150,134
                                                        ===========       ===========

                             See accompanying notes

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Six Months
                                       Ended June 30,            March 6, 1992
                                --------------------------  (Date of Inception) to
                                    1998           1999         June 30, 1999
                                -----------    -----------       -----------
Interest and other income       $    84,293    $    50,360       $   308,453
                                -----------    -----------       -----------

Expenses:
   Directors fees                    70,000         70,000           210,000
   Interest                                          8,400            30,400
   Consulting                                                         38,125
   Rent                                              2,099            43,946
   Corporation franchise taxes        9,200          3,634            30,263
   Filing fees                       73,408         17,954           134,237
   Amortization                                                          500
   Bank charges                                                        2,310
   Insurance                         70,536         69,410           210,480
   Office                            24,163         25,703           174,396
   Professional fees                542,219        370,912         1,666,364
                                -----------    -----------       -----------
       Total expenses               789,526        568,112         2,541,021
                                -----------    -----------       -----------

Net loss                        $  (705,233)   $  (517,752)      $(2,232,568)
                                ===========    ===========       ===========

Basic loss per share            $      (.15)   $      (.11)
                                ===========    ===========

Weighted average number of
   shares outstanding             4,546,875      4,546,875
                                ===========    ===========

                             See accompanying notes

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months
                                                         Ended June 30,
                                               --------------------------------
                                                   1998                 1999
                                               -----------          -----------

Interest and other income                      $    62,322          $    21,912
                                               -----------          -----------

Expenses:
   Directors fees                                   70,000               35,000
   Interest                                                               2,000
   Rent                                                                   1,129
   Corporation franchise taxes                                            1,600
   Filing fees                                       3,107                1,985
   Insurance                                        35,268               34,705
   Office                                           13,553               14,408
   Professional fees                               229,468              156,622
                                               -----------          -----------
            Total expenses                         351,396              247,449
                                               -----------          -----------

Net loss                                       $  (289,074)         $  (225,537)
                                               ===========          ===========

Basic loss per share                           $      (.06)         $      (.05)
                                               ===========          ===========

Weighted average number of
   shares outstanding                            4,546,875            4,546,875
                                               ===========          ===========

                             See accompanying notes

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  Deficit
                                                            Common                              Accumulated
                                                            Stock                Additional      During the           Total
                                                 -------------------------        Paid-In        Development      Stockholders'
                                                    Shares        Amount          Capital           Stage            Equity
                                                 ---------     -----------      -----------     ------------      -------------
Issuance of 160,000 common shares on
   September 4, 1992 at par value ($.001 per
   share) for cash ($.01 per share)                160,000     $       160      $     1,440                       $     1,600

Sale of 18,750 shares for cash in July 1992
   ($1.60 per share)                                18,750              19           29,981                            30,000

Net loss inception to December 31, 1992                                                          $       (62)             (62)

Net loss - December 31, 1993                                                                          (1,766)          (1,766)

Sale of 100,000 shares - January 31, 1994
   ($6.25 per share)                               100,000             100          624,900                           625,000

Deferred offering costs charged to paid-in
   capital                                                                          (31,461)                          (31,461)

Net loss - December 31, 1994                                                                         (27,184)         (27,184)
                                                               -----------      -----------      -----------      -----------
Balance - December 31, 1994                                            279          624,860          (29,012)         596,127

Net loss                                                                                             (35,005)         (35,005)
                                                               -----------      -----------      -----------      -----------
Balance - December 31, 1995                                            279          624,860          (64,017)         561,122

Net loss                                                                                             (43,737)         (43,737)
                                                               -----------      -----------      -----------      -----------
Balance - December 31, 1996                                            279          624,860         (107,754)         517,385

Distributions                                                                      (475,750)                         (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share)                              4,183,125           4,183        3,995,817                         4,000,000

Issuance of 85,000 shares for services
   rendered ($.48 per share)                        85,000              85              (85)                               --

Capital contributed by principal stockholder                                         10,643                            10,643

Net loss                                                                                            (239,901)        (239,901)
                                                 ---------     -----------      -----------      -----------      -----------
Balance - December 31, 1997                      4,546,875           4,547        4,155,485         (347,655)       3,812,377

Capital contributed by principal stockholder                                          1,200                             1,200

Net loss                                                                                          (1,367,161)      (1,367,161)
                                                 ---------     -----------      -----------      -----------      -----------
Balance - December 31, 1998                      4,546,875           4,547        4,156,685       (1,714,816)       2,446,416

Net loss (unaudited)                                                                                (517,752)        (517,752)
                                                 ---------     -----------      -----------      -----------      -----------
Balance - June 30, 1999 (unaudited)              4,546,875     $     4,547      $ 4,156,685      $(2,232,568)     $ 1,928,664
                                                 =========     ===========      ===========      ===========      ===========

                             See accompanying notes

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months
                                                                     Ended June 30,           March 6, 1992
                                                             ----------------------------  (Inception) through
                                                                 1998            1999         June 30, 1999
                                                             -----------      -----------      -----------
Cash flows from operating activities:
   Net loss                                                  $  (705,233)     $  (517,752)     $(2,232,568)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities:
        Amortization                                                                                   500
        Services paid for by principal stockholder                 1,200                             1,200
   Changes in operating assets and liabilities:
     Prepaid taxes                                                                 (5,211)          (5,211)
     Prepaid insurance                                           (70,534)         (69,410)         (69,410)
     Accounts payable and accrued expenses                        20,588           (1,324)          78,191
     Due to officer, net                                          86,392         (286,880)         142,779
                                                             -----------      -----------      -----------
Cash used in operations                                         (667,587)        (880,577)      (2,084,519)

Cash flows from investing activities:
   Purchase of treasury bills                                 (1,911,754)

Cash flows from financing activities:
   Issuance of common stock - net of costs                                                       4,625,139
   Capital contributed by principal stockholder                                                     10,643
   Distributions                                                                                  (475,750)
                                                             -----------      -----------      -----------
Net (decrease) increase in cash
   and cash equivalents                                       (2,579,341)        (880,577)       2,075,513

Cash and cash equivalents -
   beginning of year/period                                    4,034,700        2,956,090               --
                                                             -----------      -----------      -----------
Cash and cash equivalents -
   end of period                                             $ 1,455,359      $ 2,075,513      $ 2,075,513
                                                             ===========      ===========      ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                            $     9,200      $     8,995      $    17,382
                                                             ===========      ===========      ===========
Noncash financing activities:
   The Company issued 85,000 shares to a consultant for
     services rendered.  The Company recorded the fair
     market value of those securities at $.48 per share                                        $    40,800
                                                                                               ===========

                                   (Continued)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Concluded)

                                                                      Six Months
                                                                     Ended June 30,           March 6, 1992
                                                             ----------------------------  (Inception) through
                                                                 1998            1999         June 30, 1999
                                                             -----------      -----------      -----------
The principal stockholder of the Company transferred
      2,500 shares of common stock owned by him to two
      consultants for services rendered to the Company.
      The Company recorded the fair market value of
      those securities at $.48 per share                     $     1,200                       $     1,200
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

      On October 10, 1997, the Stock Purchase Agreement dated June 30, 1997 among Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly-issued and nonregistered shares of common stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The Company intends to develop and market these patents and the products produced utilizing this intellectual property.

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

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    RELATED PARTY TRANSACTIONS:

      The Company engages the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During the six and three months ended June 30, 1999, the Company incurred expenses of approximately $108,000 and $54,000, respectively. As of June 30, 1999, approximately $14,500 was owed to this related party.

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

                                      DEOTEXIS, INC.


                                      By: /s/ Gerold Tebbe
                                          -----------------------------------
                                          President, Chief Executive Officer,
                                          Secretary and Treasurer

Dated: August 12,1999

                                  EXHIBIT INDEX

EXHIBIT                                                              PAGE NUMBER
-------                                                              -----------

27. Financial Data Schedule