Form 10-Q
period 1999-09-30
DEOTEXIS INC
filed 1999-11-15
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       SEPTEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 2844975-1

                                 Deotexis, Inc.
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------

           Nevada                                        13-3666344
-----------------------------------     ----------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     855 Third Avenue, Suite 2900
     New York, New York                                  10022-4834
     (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, including area code     (212) 829-5698

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

Yes    X    No

         As of November 12, 1999, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

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

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION................................................1

      ITEM 1.  FINANCIAL STATEMENTS............................................1

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS......................................................1

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK...............................................1

PART II.  OTHER INFORMATION....................................................1

      ITEM 1.  LEGAL PROCEEDINGS...............................................1

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................1

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................1

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............1

      ITEM 5.  OTHER INFORMATION...............................................1

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................8

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

RESULTS OF OPERATIONS

         Deotexis, Inc. (the "COMPANY") has not generated any revenue from operations and is in the development stage. At September 30, 1999, the Company had current assets of $1,948,933, and current liabilities of $264,720.

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

LIQUIDITY

         Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, activities relating to its corporate organization, negotiations with potential licensees and joint venture/strategic partners, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products and develop its delivery systems. On September 30, 1999, the Company had $1,907,814 of liquid assets, working capital of $1,684,213 and shareholders' equity of $1,684,213. The Company has not manufactured any of its delivery systems since inception. The Company has entered into a Joint Venture with Medisana GmbH pursuant to which the Company would grant to Medisana a license to use the Company's technology, though the terms of this license have yet to be negotiated. The Company has realized no revenues from its licensing activities to date, including the prospective license to be granted to Medisana. See "Recent Developments--Joint Venture with Medisana," below.

CAPITAL RESOURCES

         Following commencement of its operations, the Company's cash requirements will be significant. While the Company currently has cash on hand sufficient to finance its proposed business during the first twelve (12) to eighteen (18) months of its operations, excluding the costs of any potential acquisitions, the Company is dependent on internally generated cash flow and upon securing a working capital line of credit to implement its business plan thereafter. There can be no assurance that the Company will be able to maintain its business and operations without additional financing after the first one to two (1-2) years of operations or that, thereafter, it will be able to generate sufficient cash flow and/or secure sufficient borrowings to meet the Company's working capital requirements.

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

RECENT DEVELOPMENTS

1.       JOINT VENTURE WITH MEDISANA.

         At the end of October 1999, the Company finalized a participation agreement (the "PARTICIPATION AGREEMENT") with Medisana GmbH ("MEDISANA"), a marketer and distributor of medical devices and wellness supplies located in Meckenheim, Germany. In return for a cash investment by the Company, and an agreement by the Company to grant to Medisana a license to use and exploit the Company's controlled-release delivery system technology in Medisana's business (the terms of which license have yet to be negotiated), the Company received a 7.4% equity stake in Medisana (the "MEDISANA SHARES").

         The Participation Agreement, which provides for the conversion of Medisana to a publicly held stock corporation immediately following the investment by the Company, to facilitate a possible initial public offering of Medisana stock in 2000, provides that the Company may transfer the Medisana Shares at any time to an affiliate. The Participation Agreement also contains a 12-month "lock-up" on the Medisana Shares in the event that the anticipated initial public offering occurs.

         In the event that the anticipated initial public offering of Medisana does not occur by December 31, 2004, then the shareholders of Medisana prior to the investment by the Company shall have the right to call, and the Company shall have the right to put to those shareholders the Medisana Shares, at a price equal to the original purchase price therefor, plus interest at 10% per annum, less any dividends received with respect to the Medisana Shares since their purchase. Further, the Participation Agreement provides that all corporate actions that require, by statute, the approval of 75% or more of Medisana's stockholders shall not be taken unless the Company approves. Finally, the Participation Agreement provides that the Company has the right to nominate one member to Medisana's six-member Supervisory Board, and the other shareholders of the Company will vote for the Company's nominee.

         Medisana intends to look for ways to integrate the Company's technology into its existing product line, and to work jointly with the Company under the Participation Agreement to develop new products that will utilize the Company's controlled-release delivery system. The Company feels that Medisana, which has experienced rapid growth in its business over the last three years, is an important partner in the Company's initiatives to develop new products, and to drive sales of existing products utilizing the Company's technology.

2.       DEVELOPMENT AGREEMENT WITH HERLITZ.

         On October 15, 1999, the Company signed a Preliminary Agreement (the "HERLITZ AGREEMENT") with Herlitz PBS AG ("HERLITZ"), a supplier of stationary, office supplies and writing materials based in Berlin, Germany.

         Pursuant to the Herlitz Agreement a research team is to be formed, consisting of Mr. Tebbe for the Company, and representatives of Herlitz, to evaluate, using each party's unique know-how, the feasibility and potential commercial viability of integrating the Company's controlled-release delivery system into Herlitz existing and proposed products.

         As with the Participation Agreement with Medisana, the Company feels the Herlitz Agreement will generate promising new product ideas and applications using the Company's processes, and raise the Company's profile in the marketplace.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS.

         27. Financial Data Schedule.

         REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    INDEX TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             PAGE


Condensed Consolidated Balance Sheets at September 30, 1999
   (unaudited) and December 31, 1998                                                         F-2

Condensed Consolidated Statements of Operations for the nine months ended
   September 30, 1998 and 1999 (unaudited) and cumulative since
   March 6, 1992 (inception) to September 30, 1999 (unaudited)                               F-3

Condensed  Consolidated  Statements of Operations  for the three months
   ended September 30, 1998 and 1999 (unaudited)                                             F-4

Consolidated Statement of Stockholders' Equity for the period March 6, 1992
   (inception) to December 31, 1994, and for the years ended December 31, 1995,
   1996, 1997 and 1998 and for the nine months
   ended September 30, 1999 (unaudited)                                                      F-5

Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1998 and 1999 (unaudited) and cumulative since
   March 6, 1992 (inception) to September 30, 1999 (unaudited)                               F-6

Notes to Condensed Consolidated Financial Statements                                         F-8


                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          DECEMBER 31, 1998  SEPTEMBER 30, 1999
                                                          -----------------  ------------------
                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                  $ 2,956,090       $ 1,907,814
   Prepaid taxes                                                                      6,414
   Prepaid insurance                                                                 34,705
                                                              -----------       -----------
            Total assets (all current)                        $ 2,956,090       $ 1,948,933
                                                              ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                      $    80,015       $    69,946
   Due to officer/director                                        429,659           194,774
                                                              -----------       -----------
           Total current liabilities                              509,674           264,720
                                                              -----------       -----------

Commitments and other matters

Stockholders' equity:
   Preferred stock, par value $.001;
     authorized 15,000,000 shares, none
     issued and outstanding
   Common stock, par value $.001;
     authorized 75,000,000 shares, issued
     and outstanding 4,546,875 shares                               4,547             4,547
   Additional paid-in capital                                   4,156,685         4,156,685
   Deficit accumulated during the
     development stage                                         (1,714,816)       (2,477,019)
                                                              -----------       -----------
           Total stockholders' equity                           2,446,416         1,684,213
                                                              -----------       -----------

           Total liabilities and stockholders' equity         $ 2,956,090       $ 1,948,933
                                                              ===========       ===========


                             SEE ACCOMPANYING NOTES



                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Nine Months                March 6, 1992
                                      ENDED SEPTEMBER 30,      (Date of Inception) to
                                    1998           1999           SEPTEMBER 30, 1999
                                 ------------   -----------     ----------------------

Interest and other income        $   132,719    $    69,737         $   327,830
                                 -----------    -----------         -----------
Expenses:
   Directors fees                    105,000        105,000             245,000
   Interest                                          11,700              33,700
   Consulting                                                            38,125
   Rent                                2,761          3,192              45,039
   Corporation franchise taxes        16,846          5,234              31,863
   Filing fees                        77,725         21,586             137,869
   Amortization                                                             500
   Bank charges                                                           2,310
   Insurance                         105,802        104,115             245,185
   Office                             43,925         56,644             205,338
   Professional fees                 733,941        524,469           1,819,920
                                 -----------    -----------         -----------
         Total expenses            1,086,000        831,940           2,804,849
                                 -----------    -----------         -----------

Net loss                         $  (953,281)   $  (762,203)        $(2,477,019)
                                 ===========    ===========         ===========

Basic loss per share             $      (.21)   $      (.17)
                                 ===========    ===========

Weighted average number of
   shares outstanding              4,546,875      4,546,875
                                 ===========    ===========


                             SEE ACCOMPANYING NOTES


                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months
                                                  ENDED SEPTEMBER 30,
                                               --------------------------
                                                  1998          1999
                                                ---------     ---------

Interest and other income                       $  48,426     $  19,377
                                                ---------     ---------
Expenses:
   Directors fees                                  35,000        35,000
   Interest                                                       3,300
   Rent                                             2,761         1,094
   Corporation franchise taxes                      7,646         1,600
   Filing fees                                      4,317         3,632
   Insurance                                       35,266        34,705
   Office                                          19,762        30,941
   Professional fees                              191,722       153,556
                                                ---------     ---------
         Total expenses                           296,474       263,828
                                                ---------     ---------

Net loss                                        $(248,048)    $(244,451)
                                                =========     =========

Basic loss per share                                $(.05)        $(.05)
                                                =========     ==========

Weighted average number of
   shares outstanding                           4,546,875      4,546,875
                                                =========      =========


                             SEE ACCOMPANYING NOTES



                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Deficit
                                                                                       Accumulated
                                                     Common             Additional      During the            Total
                                                      STOCK              Paid-In        Development         Stockholders'
                                                 SHARES     AMOUNT       CAPITAL          STAGE              EQUITY
Issuance of 160,000 common shares on
   September 4, 1992 at par value ($.001
   per share) for cash ($.01 per share)         160,000     $ 160        $ 1,440                            $1,600

Sale of 18,750 shares for cash in July
   1992 ($1.60 per share)                        18,750        19         29,981                            30,000

Net loss inception to December 31, 1992                                                   $   (62)             (62)

Net loss - December 31, 1993                                                               (1,766)          (1,766)

Sale of 100,000  shares - January  31, 1994
   ($6.25 per share)                            100,000       100        624,900                           625,000

Deferred offering costs charged to
   paid-in capital                                                       (31,461)                          (31,461)

Net loss - December 31, 1994                                                              (27,184)         (27,184)
                                                           ------     ----------      -----------       ----------

Balance - December 31, 1994                                   279        624,860          (29,012)         596,127

Net loss                                                                                  (35,005)         (35,005)
                                                           ------     ----------      -----------       ----------

Balance - December 31, 1995                                   279        624,860          (64,017)         561,122

Net loss                                                                                  (43,737)         (43,737)
                                                           ------     ----------      -----------       ----------

Balance - December 31, 1996                                   279        624,860         (107,754)         517,385

Distributions                                                           (475,750)                         (475,750)

Sale of 4,183,125 shares for cash
   ($.96 per share)                           4,183,125     4,183      3,995,817                         4,000,000

Issuance of 85,000 shares for services
   rendered ($.48 per share)                     85,000        85            (85)                            -

Capital contributed by principal
   stockholder                                                            10,643                            10,643

Net loss                                                                                 (239,901)        (239,901)
                                             ----------    ------     ----------      -----------       ----------

Balance - December 31, 1997                   4,546,875     4,547      4,155,485         (347,655)       3,812,377

Capital contributed by principal
   stockholder                                                             1,200                             1,200

Net loss                                                                               (1,367,161)      (1,367,161)
                                             ----------    ------     ----------      -----------       ----------

Balance - December 31, 1998                   4,546,875     4,547      4,156,685       (1,714,816)       2,446,416

Net loss (unaudited)                                                                     (762,203)        (762,203)
                                             ----------    ------     ----------      -----------       ----------

Balance - September 30, 1999 (unaudited)      4,546,875    $4,547     $4,156,685      $(2,477,019)      $1,684,213
                                             ==========    ======     ==========      ===========       ==========


                             SEE ACCOMPANYING NOTES


                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months                       March 6, 1992
                                                                ENDED SEPTEMBER 30,                (Inception) through
                                                               1998            1999                 SEPTEMBER 30 1999
                                                           -----------      ----------             --------------------
Cash flows from operating activities:
   Net loss                                                $  (953,281)      $(762,203)               $(2,477,019)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities:
        Amortization                                                                                          500
        Services paid for by principal stockholder               1,200                                      1,200
   Changes in operating assets and liabilities:
     Interest receivable                                       (25,514)
     Prepaid taxes                                                (536)         (6,414)                    (6,414)
     Prepaid insurance                                         (35,268)        (34,705)                   (34,705)
     Accounts payable and accrued expenses                     (11,297)        (10,069)                    69,446
     Due to officer, net                                       175,868        (234,885)                   194,774
                                                           -----------      ----------                 ----------
Cash used in operating activities                             (848,828)     (1,048,276)                (2,252,218)
                                                           -----------      ----------                 ----------

Cash flows from investing activities:
   Purchase of treasury bills                               (1,911,754)
                                                           -----------

Cash flows from financing activities:
   Issuance of common stock - net of costs                                                              4,625,139
   Capital contributed by principal stockholder                                                            10,643
   Distributions                                                                                         (475,750)
                                                           -----------      ----------                 ----------
                                                                                                        4,160,032
                                                                                                       ----------
Net (decrease) increase in cash
   and cash equivalents                                     (2,760,582)     (1,048,276)                 1,907,814

Cash and cash equivalents -
   beginning of year/period                                  4,034,700       2,956,090
                                                           -----------      ----------                 ----------

Cash and cash equivalents -
   end of period                                            $1,274,118      $1,907,814                 $1,907,814
                                                           ===========      ==========                 ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                              $17,382         $11,798                    $20,180
                                                           ===========      ==========                 ==========

Noncash financing activities:
   The Company issued 85,000 shares to
     a consultant for services
     rendered. The Company recorded
     the fair market value of those
     securities at $.48 per share.                                                                        $40,800
                                                                                                       ==========

                                   (CONTINUED)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONCLUDED)

                                                                    Nine Months                         March 6, 1992
                                                                ENDED SEPTEMBER 30,                 (Inception) through
                                                               1998               1999               SEPTEMBER 30, 1999
                                                           ------------       -----------          ---------------------

   The principal stockholder of the Company
     transferred 2,500 shares of common stock
     owned by him to two consultants for
     services rendered to the Company. The
     Company recorded the fair market value of
     those securities at $.48 per share                     $    1,200                                 $    1,200
                                                            ==========                                 ==========




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

       Earnings (loss) per common share:

       Basic earnings (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from operations, options granted to the Board of Directors were not included in the computation of diluted earnings per share because the result of the exercise of such securities would be antidilutive.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.     RELATED PARTY TRANSACTIONS:

       The Company engages the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During the nine and three months ended September 30, 1999, the Company incurred expenses of approximately $150,000 and $41,000, respectively, with respect to these consulting services. As of September 30, 1999, approximately $20,000 was owed to this related party.

4.     SUBSEQUENT EVENT:

       On October 28, 1999, the Company purchased a 7.4% interest in Medisana, Medizinalbedarfsgesellschaft mit beschrankter Haftung ("MEDISANA"). Medisana is a German corporation, which develops, manufactures and sells home health care products. This purchase will be recorded under the cost method of accounting. Pursuant to the agreement, if an initial public offering of Medisana does not take place by December 31, 2004, then the original investors of Medisana have a call option to buy from the Company and the Company has a put option to sell to the original investors of Medisana, the shares held by the Company. The call and put option are for the acquisition price plus interest at 10% per annum, less any dividends received. In addition, the Company has agreed to grant to Medisana a license to use and exploit the Company's controlled-release delivery system. The terms of this license have yet to be negotiated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DEOTEXIS, INC.

                                   By: /S/ GEROLD TEBBE
                                      -----------------------------------------
                                      President, Chief Executive Officer, Acting
                                      Chief Financial Officer, Secretary and
                                      Treasurer

Dated:  November 15,1999

                                  EXHIBIT INDEX


EXHIBIT                                                         PAGE NUMBER

27. Financial Data Schedule                                    -------------