Form 10-K
period 1999-12-31
DEOTEXIS INC
filed 2000-03-30
CIK 891168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended   December 31, 1999
                            -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _______________ to _______________

                        Commission file number 2844975-1

                                      Deotexis, Inc.
                                      --------------
                  (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                  13-3666344
------------------------                     ------------------------
 (State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)

      885 Third Ave., Suite
               2900
        New York, New York                           10022-4082
-----------------------------                ------------------------
 (Address of Principal Executive                     (Zip Code)
            Offices)

Registrant's Telephone Number, including area code   (212) 829-5698
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange
                                        on Which Registered
                                  --------------------------------

       Title of Each Class
               N/A                              N/A

Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------

                          Common Stock, par value $.001
                                (Title of Class)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------    ------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.|_|

            On March 27, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,646,815. Note: The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2000 was determined by reference to the latest sale of the registrant's Common Stock as of that date, which occurred in the context of a sale of securities exempt from the registration requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S promulgated by the Securities and Exchange Commission thereunder, at a price per share of approximately $.96. The registrant's Common Stock was not traded on the NASD OTC Electronic Bulletin Board, the principal exchange on which the Company's Common Stock is quoted, during the time period covered by this Form 10-K. As of March 27, 2000, prior to the Regulation S transaction referred to above, the next most recent sale of the registrant's Common Stock, which occurred on the NASD OTC Electronic Bulletin Board, was on February 15, 1996, at $2.4375 per share.

            As of March 27, 2000, there were 4,546,875 shares of the registrant's Common Stock outstanding.

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

                            [Cover Page - Continued]

                                 DEOTEXIS, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                      INDEX

                                                                          Page
                                                                          ----

Part I..................................................................    1
      ITEM 1.     BUSINESS..............................................    1
      ITEM 2.     PROPERTIES............................................    7
      ITEM 3.     LEGAL PROCEEDINGS.....................................    7
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...    8

Part II.................................................................    9
      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...................................    9
      ITEM 6.     SELECTED FINANCIAL DATA...............................   10
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION OR PLAN OF OPERATIONS.......................   11

      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISKS...............................................   16
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   16
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.................   16

Part III................................................................   17
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....   17
      ITEM 11.    EXECUTIVE COMPENSATION................................   20
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT..........................................   23
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   24

Part IV................................................................    27
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

                    ON FORM 8-K.........................................   27
SIGNATURES..............................................................   28

                                     Part I
ITEM 1 BUSINESS.

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

            Initially, the Company plans to generate revenues through two main avenues: (1) by executing licensing agreements with corporations in the personal care products markets and later, in other industries, and (2) by providing bulk microencapsulated fabrics, plasters, adhesives and other "delivery system" substances to manufacturers in the medical, paper, fleece and "industrial" or "technical" textiles markets, for incorporation into those customers existing and newly-developed products.

            With respect to the Company's potential customers described in (1) above, the Company anticipates that these licensees will have the resources required to manufacture and sell products which integrate the Company's controlled-release delivery systems. The licensees will pay the Company a licensing fee based on sales of products which utilize the Deotexis technology. Cooperation between the Company and its licensees may involve the formation of joint ventures, the acquisition by the Company of an equity interest in the licensee corporation, or other forms of financing arrangements. The Company's recent investment in Medisana GmbH is an example of this hybrid license/joint venture/equity investment arrangement. See "Joint Venture with Medisana;" below. While the Company has had preliminary discussions with several potential licensees, there can be no assurance that licensing agreements will be reached with those entities, or any others, on terms advantageous to the Company, if at all. In addition, though the Company has had preliminary discussions with a few companies that may be potential joint venture partners, other than Medisana, or that may be interested in cooperating with the Company in some other type of business venture to market the Company's controlled-release delivery systems in return for an investment by the Company, there can be no assurance that the Company will be able to identify additional suitable companies as joint venture partners or businesses in which to invest in the United States, Europe, or any other location or, if such entities are identified, that the Company will be able to complete such transactions on favorable terms. In the event the Company does not succeed in entering into licensing agreements or other strategic alliances within its first three years of operations, the Company's ability to introduce its delivery systems into the market in any significant way will be extremely limited.

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

            The Company's core patent covers rate-controlled delivery systems for chemicals which are microencapsulated and coated onto flexible textiles. In these systems, the active substances or compounds, including anti-bacterial compounds, perfumes and emollients, are enclosed in micro-capsules and coated onto textiles. Depending on the thickness of their walls and the material used to make them, the tiny capsules can be engineered to rupture and release their contents at pre-programmed intervals, or in response to changes in specific conditions (such as heat, humidity, pressure, etc.), enabling the user to benefit from timely, correctly-dosed applications of personal care, pharmaceutical or other compounds. Textile-based "controlled-release delivery systems" have recently come into widespread use in certain female hygiene products (sanitary pads) and in baby's diapers, where the use of microencapsulated anti-bacterial compounds has permitted the manufacturers to reduce the volume and thickness of the material and, most importantly, increase the flexibility, and therefore the comfort and convenience of these products without reducing their effectiveness.

            Based on its textile-based controlled-release delivery system, the Company has developed and patented a number of consumer products, including the "Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. In addition, the Company has developed and patented controlled-release systems which can be integrated with adhesive plasters, latex gloves and other "carriers" to deliver micro-encapsulated substances in new ways. The Company's business plan envisions business ventures with other companies which have know-how in mature basic technologies such as adhesive plaster manufacturing and paper products, and are seeking new ideas for innovative products that the Company's delivery system technology may help to provide. The Company's recent Development Agreement with Herlitz PBS AG is an example of this portion of the Company's marketing strategy. See "Development Agreement with Herlitz;" below.

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

            Potential end-users of the Company's systems are consumers worldwide. In order to reach these end-users, the Company intends to license its systems to corporations which manufacture, sell and distribute consumer products to the personal care, pharmaceutical, medical, paper, industrial or technical textile and household products markets. The ability to use the Company's technology by virtue of a license, in the Company's opinion, should offer the licensee a unique opportunity to diversify and expand its sales.

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

            The Company believes that many of its customers will enter into license agreements in return for a royalty payment to the Company. It is the Company's intention to grant licenses to corporations in the apparel, cosmetics, toiletries, household products, personal care products, medical, paper, industrial or technical textile and other industries. The Company will receive royalty payments in exchange for a license to use the Company's patents, patent applications, and related intellectual property necessary to manufacture and distribute products which integrate the Company's delivery systems. During the early phase of licensing activities, the Company may contribute to the promotion and advertising of the products to be sold by the licensees. Thereafter, the licensees will be responsible for the continued marketing of the products, including product promotions and advertisements. There can be no assurance that the Company will be able to enter into licensing agreements with any potential customers on terms advantageous to the Company, if at all. Furthermore, the Company lacks the resources and organizational support structure to mass market products which integrate its systems, assuming that there is a demand for them. Therefore, the Company is dependent either on forming joint ventures with or concluding the acquisition of an operating company, or on securing other licensee corporations to manufacture and distribute its products.

            The Company has identified, and in some cases has had preliminary meetings with, a number of European and United States corporations that may be interested in licensing the Company's technology to exploit its delivery systems. The Company hopes to enter into licensing agreements with corporations in a number of market sectors, including: men's clothing, women's clothing, sports clothes, shoes, women's perfumes, men's cosmetics, personal hygiene, medical, paper, industrial or technical textile and pharmaceutical products. It cannot be assumed, however, that any preliminary discussions with corporations in these market sectors will result in a definitive licensing agreement being consummated between the parties.

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

Manufacturing and Distribution

Manufacturing

            The Company's main objective is to license its delivery systems to corporations with in-house resources to handle all aspects of product manufacture. However, the Company anticipates that some licensees will not be able to manufacture in-house, and will require products developed and manufactured by the Company or a Company sub-contractor. Mr. Gerold Tebbe, President and CEO of the Company, has developed a number of Deotexis products which integrate the Company's controlled-release delivery systems. These include the "Deotexis Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. The Cold Scarf has been successfully test-marketed, and, the Company believes, could be put into production expeditiously to meet market demand. The Company is considering sub-contracting production of this product to a licensee or alternatively acquiring a company with experienced management and manufacturing capability, which could take over the responsibility. The Company has had discussions with potential acquisition targets in Europe and the United States, in anticipation of future demand and before the Company has received substantial purchase orders from customers for this product. If possible, the Company plans to seek acquisition candidates in countries which provide favorable tax and financing structures for such transactions. Though the Company has had discussions with Neuenkirchener Textilwerke Hecking GmbH & Co. KG ("NTW") that would provide the Company with the textile finishing capacity to do small to medium scale microencapsulation, the Company has not entered into any definitive acquisition agreements with NTW or any other company, and the Company currently has no commitments to finance such an acquisition. See "Agreements with NTW;" below. Ultimately, the Company's failure to consummate such an acquisition will significantly limit the Company's ability to fully implement its current sales and marketing plan.

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

ITEM 2.     PROPERTIES.

            The Company maintains temporary offices in New York, New York, as its corporate headquarters, at an annual cost of approximately $3,000. A search for suitable office space, to serve as the Company's United States headquarters, to be located in Westchester County, New York, New Jersey or Connecticut is currently underway. The Company does not own or lease any other real property.

ITEM 3.     LEGAL PROCEEDINGS.

            Knorr Capital Partner AG, a former consultant and advisor to the Company, has made a claim against the Company for DM 307,869.55 in connection with a Consulting Agreement between the parties, which has since been terminated. Knorr claims it is owed this amount for consulting services, and a contingency fee for brokering the Company's investment in Medisana. The Company maintains that Knorr is owed only a fraction of the contingency fee it is claiming, and is owed nothing under the Consulting Agreement because it ultimately provided no services to the Company with respect thereto. The Company therefore has counterclaims against Knorr in excess of the amounts Knorr has claimed from the Company. Nevertheless, to attempt to resolve the dispute quickly, the Company has paid into escrow, with Knorr's attorneys, the sum of DM 307,869.55.

            The Company strongly feels Knorr's claims are without merit, and that the dispute will be resolved in the Company's favor without material cost to the Company.

Industry Overview

            Controlled-release microencapsulation has been a known technology for a number of years in the pharmaceutical, biomedical, chemical, carbonless paper, agricultural, pesticide and food industries, with estimated annual sales of $3-4 billion. In the textile-based form invented by Mr. Tebbe in the late 1980s, however, it is fairly novel.

            In recent years, products incorporating textile-based controlled-release delivery systems have become a very large, international market. The market now includes female hygiene products and baby's diapers, which make increasing use of micro-encapsulated anti-bacterial substances impregnated into textiles. In the pharmaceutical industry, controlled-release delivery systems were the basis of the successful nicotine patch, developed to help smokers quit smoking.

            An emerging future market has been identified by independent market researchers in the area of enhanced or technical textiles. In order to remain viable, the declining textile industry in Europe and the United States is experimenting with new areas of fabric enhancement, and one of the most promising technologies is controlled-release delivery of compounds through microencapsulation. The Company's systems seek to take advantage of this growing trend to textile-based controlled-release systems, and this will be a primary focus of the Company's marketing efforts.

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

Employees

            As of March 27, 2000, the Company had no paid employees. Mr. Gerold Tebbe is serving as President, Chief Executive Officer, Acting Chief Financial Officer, Secretary and Treasurer of the Company, and providing his services and expertise to the Company, without compensation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

                                     PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Common Stock of the Company was initially registered and began trading on the close of the Company's initial public offering on January 31, 1994.

            The Common Stock is traded on the NASD OTC Electronic Board. The high and low bid quotations for the Common Stock for the fiscal quarters of the Company ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, are listed below:


                                            Common Stock*
                                            ------------

                                          Quoted Bid Price
                                          ----------------

Quarter Ended                            High          Low
-------------                            ----          ---

March 31,                                N/A(1)        N/A
1999

June 30, 1999                            N/A           N/A

September 30,
1999                                     N/A           N/A

December 31,
1999                                     N/A           N/A

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

            On March 27, 2000, there were approximately 520 holders of record and beneficial owners of Common Stock.

            No cash dividends have been paid by the Company on its Common Stock and management does not anticipate paying cash dividends any time in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA.

            The Company is currently in the development stage. The selected financial data presented below as of and for the years ended December 31, 1997, December 31, 1998, and December 31, 1999 is derived from the financial statements audited by M.R. Weiser & Co. LLP and the December 31, 1996 data is derived from the financial statements audited by Mayer Rispler & Company, P.C. The selected financial data for the period from inception (March 6, 1992) to December 31, 1992 and for the years ended December 31, 1993, 1994 and 1995 are derived from the financial statements audited by Nachum Blumenfrucht, CPA. The selected financial data should be read in conjunction with "Plan of Operations" and the financial statements of the Company for the years 1997, 1998 and 1999, and for the period from inception, March 6, 1992, to December 31, 1999, including the notes thereto, appearing elsewhere in this Annual Report.


               March 6, 1992
                (inception)                                                                                           March 6, 1992
                to December                                            Year Ended December 31,                        (inception to)
                 31, 1992     ---------------------------------------------------------------------------------------  December 31,
               -----------       1993       1994         1995        1996         1997          1998           1999       1999
               -----------    --------    ---------   ---------    --------   -----------   -----------   -----------  -----------
Statement of
Operations
Revenue-interest $  190       $    147    $  12,614   $  16,268    $ 23,426   $    38,753   $   166,695   $    83,450  $   341,543
income
Expenses:
General and
administrative      252          1,913       39,798      51,273      67,163       278,654     1,533,856     1,144,517    3,117,426
                 ------       --------    ---------   ---------    --------   -----------   -----------   -----------  ------------

Net Loss         $  (62)      $ (1,766)   $ (27,184)  $ (35,005)   $(43,737)  $  (239,901)  $(1,367,161)  $(1,061,067) $(2,775,883)
                 ======       ========    =========   =========    ========   ===========   ===========   ===========  ===========
Basic Loss       $ (.35)      $  (9.87)   $    (.10)  $    (.13)   $   (.16)  $      (.19)  $      (.30)  $      (.23)
                 ======       ========    =========   =========    ========   ===========   ===========   ===========  ===========
per common
share
Weighted
average             179            179      278,750     278,750     278,750     1,237,618     4,546,875     4,546,875
                 ======       ========    =========   =========    ========   ===========   ===========   ===========

number of
shares
outstanding



                                                           As of December 31,
                                                          1998           1999
                                                          ----           ----

Balance Sheet Data:

Current Assets                                         $2,956,090      $943,355
Working Capital                                         2,446,416       866,188
Total Assets                                            2,956,090     1,754,281
Total Liabilities                                         509,674       368,932
Stockholders' Equity                                    2,446,416     1,385,349

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

Plan of Operations

General Overview

            The Company is engaged in the business of developing and commercializing certain patented controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products, personal care products, medical, paper, industrial or technical textiles and other markets. The Company's goal is to expand and build on its patented "know-how," and to acquire access to manufacturing and marketing resources to become a profitable developer and supplier of controlled-release delivery systems to a wide range of industry sectors. Ultimately, the Company plans to become a business owning or holding the rights to a wide range of products in the area of controlled-release technology.

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

            Over the course of the next three (3) years, the Company anticipates that it will (a) enter into licensing agreements providing for the use by licensees of the Company's patents and manufacturing technology in exchange for a sales-based royalty payment to the Company, (b) initiate joint ventures and strategic alliances with business partners the Company feels can utilize or promote the Company's products and technology, (c) enter into one or more distribution agreements with one or more major drug and pharmaceutical wholesale distributors, (d) either hire additional senior management necessary to operate the Company, or acquire an operating company with an existing management team, or pursue a combination of these strategies, (e) acquire an operating company in Europe or the United States to manufacture or to oversee the sub-contracted manufacture and the distribution of its products, and (f) commence an image building advertising and public relations campaign in the pharmaceutical and personal care products industries. There can be no assurance that any or all of these goals will be achieved by the Company.

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

            Based on its textile-based controlled-release delivery system, the Company has developed and patented a number of consumer products, including the "Cold Scarf," a disposable scarf impregnated with herbal substances for use by people seeking relief from the symptoms of colds and congestion. In addition, the Company has developed and patented controlled-release systems which can be integrated with adhesive plasters, latex gloves and other "carriers" to deliver micro-encapsulated substances in new ways. The Company's business plan envisions business ventures with other companies which have know-how in mature basic technologies such as adhesive plaster manufacturing and paper products, and are seeking new ideas for innovative products that the Company's delivery system technology may help to provide.

Target Markets; Manufacturing and Distribution Strategy

            Potential end-users of the Company's systems are consumers worldwide. In order to reach these end-users, the Company intends to license its systems to corporations which manufacture, sell and distribute consumer products to the personal care, pharmaceutical, medical, paper, industrial or technical textile and household products markets. The ability to use the Company's technology by virtue of a license, in the Company's opinion, should offer the licensee a unique opportunity to diversify and expand its sales.

Retention of Senior Management

            Seven directors have been elected to the Company's Board of Directors by the Company's stockholders. Mr. Gerold Tebbe will serve as the President, Chief Executive Officer and a Director of the Company, with overall responsibility for operations. Mr. Tebbe will also serve as the Company's Secretary and Treasurer until the time is appropriate to hire suitable personnel to serve in those positions. In addition, Mr. Tebbe has been elected Acting Chief Financial Officer, to execute the duties of Chief Financial Officer until such time as the Company's level of operations warrants the retention of a full-time permanent Chief Financial Officer.

Company Structure and Subsidiaries

            The Company formed a wholly-owned subsidiary in Germany in March of 1999, Hecking Deotexis GmbH (formerly D-Tex Technologie Holding GmbH) ("Deotexis Germany") to establish a local presence and serve as a holding company for the Medisana investment and any other joint venture or equity interests which may materialize through cooperation agreements with additional licensees. Deotexis Germany will initially have an independent professional manager who will serve as interim CEO of that subsidiary on a part-time basis while licenses are negotiated and joint ventures formed. Once the Company's operations have progressed to the joint venture stage, the Company expects to engage full-time management to monitor its German relationships and investments, and to identify and negotiate new business opportunities. Assuming that this approach is successful, the Company intends to set up additional "technology holding companies" in other countries (including the United States) and to follow the same strategy. As the volume of activity increases, to support Mr. Tebbe, the Company expects to appoint a seasoned financial executive at the parent company level, who will be responsible for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

            As stated above, the Company has an option to acquire the assets of NTW (subject to certain contingencies, including the securing of suitable financing), and thereafter use products based on the Company's technology to diversify and expand NTW's existing revenue base. In addition, the Company hopes that, if it is able to consummate an acquisition, officers and employees of the acquired company will be able to assist in licensing activities and new product development, thereby increasing the Company's management depth and strengthening its product management and marketing skills.

Agreements with NTW

            In January of 2000, the Company's German subsidiary, Hecking Deotexis GmbH ("Deotexis Germany") entered into agreements that, in essence, give Deotexis Germany an option, until May 31, 2000, to acquire the assets of Neuenkirchener Textilwerke Hecking GmbH & Co. KG ("NTW"), for approximately DM
27.5 million (US $13.415 million). NTW is a long-established weaving and textile finishing business based near Munster, Germany. It was forced into bankruptcy proceedings in 1999 when its parent company became insolvent. NTW possesses coating and finishing machinery that would be well-suited to performing microencapsulation procedures on a wide range of fabrics.

            Deotexis Germany is in nominal control of the assets and operations of NTW, and is forwarding orders to NTW for fulfillment. This agreement was reached in an attempt to assure NTW's creditors and suppliers that NTW would remain a going concern. Deotexis Germany receives no compensation for administering NTW's operations, and is indemnified for all liabilities and costs that could potentially be associated therewith.

            During this interim period, the Company is continuing due diligence with respect to NTW, and continuing to study its operations and prospects. In addition, the Company is evaluating financial alternatives that would enable it to complete the acquisition. Pursuant to the documentation that is already in place, the Company is permitted to abandon the acquisition (a) if NTW's results of operations for the first half of 2000 are below the results for the second half of 1999, (b) if it is unable to arrange satisfactory financing, (c) upon unsatisfactory due diligence results, or (d) failure to negotiate a final agreement.

            Assuming a satisfactory resolution of all of the foregoing, the Company feels that NTW's coating and finishing operations would provide it with significant microencapsulation capacity to enable the Company to capitalize on existing and potential business opportunities, and to quickly grow the Company's revenues.

Licensing

            To avoid the typically large costs of advertising and promoting new consumer products (currently estimated at $15-20 million for a single new product in Germany alone), the Company plans to initially follow a licensing strategy to market and distribute its delivery systems.

            The Company anticipates that a large portion of its potential customers will enter into license agreements with the Company, in return for a sales-based royalty payment to the Company. It is the Company's intention to grant extendable, multi-year licenses to corporations in the apparel, cosmetics, toiletries, household products, personal care products, medical, paper, industrial or technical textile and pharmaceutical industries. In return for the licensing fee paid to the Company, licensees will be granted the right to use the Company's patents, patent applications and the related intellectual property necessary to manufacture and distribute products employing the Company's delivery systems.

            With respect to any products which it is required to manufacture that are not manufactured for a specific customer, the Company anticipates that it will enter into agreements with wholesale distributors to distribute such products through those companies' distribution networks, specifically to retailers that purchase their products from wholesale distributors. The Company anticipates that it will pay these distributors a fee for the use of their distribution structure, either in the form of a flat fee per unit of the Company's products sold, or a fee based on a percentage of the product's wholesale price.

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

Results of Operations; Liquidity and Capital Resources

            Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, negotiations relating to potential strategic alliances and potential acquisitions, activities relating to its corporate organization, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products. On December 31, 1999, the Company had $943,355 of liquid assets, working capital of $866,188 and shareholders' equity of $1,385,349. The Company has not manufactured or licensed (with the exception of the Medisana transaction, the terms of which license agreement have not yet been formalized), any of its delivery systems since inception. The Company currently maintains temporary offices in New York City, the annual cost of which is approximately $3,000. With the exception of the foregoing, the Company has paid no rent since its inception and has paid no salaries. The Company expects to secure permanent office space in New Jersey, Connecticut or Westchester County, New York State to serve as its United States headquarters in the near future. The annual cost of such office space is not expected to be material.

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

                                    PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The names and ages of the Company's directors and executive officers are set forth below.


Name                                Age    Position Held
----                                ---    -------------

Robert F. Wright                    74     Chairman of the Board;
                                           Chairman, Executive Committee;
                                           Member, Nominating Committee;
                                           Member, Compensation Committee

Gerold Tebbe                        50     Vice Chairman of the Board;
                                           Chief Executive Officer;
                                           President, Secretary and Treasurer;
                                           Acting Chief Financial Officer;
                                           Member, Executive Committee;
                                           Member, Nominating Committee

David F. Bolger                     67     Director;
                                           Member, Audit and Governance
                                           Committee;
                                           Member; Compensation Committee

Aubrey L. Cole                      76     Director;
                                           Chairman, Audit and Governance
                                           Committee

Michael J. Rosenberg                71     Director;
                                           Member, Audit and Governance
                                           Committee

Ira T. Wender                       73     Director;
                                           Chairman, Compensation Committee

Tony Kirk                           56     Director;
                                           Chairman, Nominating Committee;
                                           Member, Executive Committee

-----------------

            There is currently one executive officer of the Company, Mr. Tebbe, who is President and Chief Executive Officer. Mr. Tebbe is also serving as the Company's Secretary and Treasurer until such time as suitable personnel can be retained to serve in those positions. Mr. Tebbe is serving as the Acting Chief Financial Officer of the Company until such time as the Company's level of operations warrants the retention of a permanent Chief Financial Officer.

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

            Gerold Tebbe. Mr. Tebbe has been a Director, President, Treasurer and Secretary of the Company since October 1997, and has been Chief Executive Officer of the Company since January 1998. In addition, Mr. Tebbe has been Acting Chief Financial Officer since July 1999. Mr. Tebbe was born in Langenenslingen, Germany, and has been self-employed as an inventor for the past ten years, specializing in inventing, patenting and developing products combining his controlled-release technology with textiles and other applications. From 1970 to the late-1980s, Mr. Tebbe was President of Textil Atelier K. Tebbe in Germany, a textile concern owned by his family specializing in textile design for woven and knitted materials, and the servicing of certain textile production equipment. Mr. Tebbe studied tailoring and passed the examinations of the Chamber of Industry and Commerce (IHK) in Reutlingen, Germany; subsequently, he qualified as master craftsman in textile design while employed in Albstadt-Tailfingen, Germany.

            David F. Bolger. Mr. Bolger has been a Director of the Company since January 1998. Mr. Bolger is the President of Bolger & Co., Inc. Mr. Bolger received his B.B.A. degree from the University of Pittsburgh in 1954. After serving as a Contracting Officer in the U.S. Air Force, Mr. Bolger relocated to New York, where he was employed as Executive Assistant to Thomas Mellon Evans (H.K. Porter Co., Crane Co. and Evans & Company) from 1956 to 1961. From 1961 to 1963, Mr. Bolger served as Vice President and Director of Broadstone Realty Corporation (a wholly-owned subsidiary of Stone & Webster Securities, Inc.) in New York City. From 1963 to 1966, he was employed by New York Securities Co. and its affiliate, New York Securities Co., Inc., serving as director, officer and partner. In 1966, Mr. Bolger founded Bolger & Co., Inc., which for the past 34 years has been active in the financing of fixed assets for major corporations and in various corporate activities, including leveraged buy-outs, Employee Stock Option Plans, and investing in under-valued industrial corporations, financial institutions and retail enterprises. He is a Director of Universal Holdings Corp. (its affiliates include American Progressive Life and Health Insurance Company of New York and American Pioneer Life Insurance Company of Florida), and Chairman and Chief Executive Officer of FMB Holding

Co., Inc. (Farmers & Merchant State Bank, Boise, Idaho). In addition to his business activities, Mr. Bolger is active in numerous charitable, philanthropic and professional organizations.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            The Company's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company, and written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to directors and executive officers were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

            From its incorporation on March 6, 1992 until the present, except for (1) certain payments to a former officer and director of the Company for the use of office space provided to the Company by that former officer and director,
(2) certain payments to another former officer and director of the Company for consulting services rendered to the Company by a firm affiliated with that former officer and director, both of which agreements were terminated in October 1997 and (3) certain consulting fees paid to a current Director of the Company (see Item 13, "Certain Relationships and Related Transactions -Related Party Transactions--"Consulting Fees Paid to Tony Kirk,") the Company has not paid any salary or other cash compensation to Mr. Tebbe, any other officer or Director or any other person. Currently, other than as described below, involving contingent compensation to be paid to Mr. Tebbe in connection with his contribution to the Company of patents, patent applications, and related intellectual property, there is no agreement between the Company and Mr. Tebbe to compensate Mr. Tebbe for his services to the Company.

Contingent Compensation

            The Company has an agreement with Gerold Tebbe, the President, Chief Executive Officer, Acting Chief Financial Officer, Secretary, Treasurer and a Director of the Company, to pay Mr. Tebbe 1% per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the Company's patents and patent rights. The Company entered into this agreement with Mr. Tebbe when Mr. Tebbe, prior to becoming a director and officer of the Company, agreed to contribute his patents, patent rights and related intellectual property to the Company in connection with the sale of 4,183,125 shares of the Company's common stock to Overton Holdings Limited, a Turks and Caicos Islands corporation ("OHL"), of which Mr. Tebbe is the 100% beneficial owner. The Company has agreed with Mr. Tebbe that royalty payments under this agreement will not accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that patent or patent right during such year, as determined in accordance with generally accepted accounting principles, as applied in the United States. The Company expects to formalize this royalty agreement with Mr. Tebbe when the recognition of net income from the patents or patent rights appears imminent. The Company has agreed further that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current stockholders of the Company (other than OHL and other than those stockholders of the Company that received their shares of stock by gift from OHL), transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. There can be no assurances that, in the event such transfers of the Common Stock of the Company occur, the Company will be able to renegotiate the payment of the royalty compensation to Mr. Tebbe on terms that are favorable to the Company. Currently, the Company's agreement with Mr. Tebbe is independent of his remaining in any of his positions as a Director, President, Chief Executive Officer, Acting Chief Financial Officer, Secretary and Treasurer of the Company.

Directors Compensation

            Cash Compensation. Each member of the Board of Directors will receive $20,000 annually in cash compensation for his services to the Company as a Director. In addition, the Company will reimburse its directors for reasonable out-of-pocket expenses incurred in connection with attendance by the directors at meetings of the Board or any committee thereof.

            Stock Compensation. Pursuant to the 1998 Director Stock Option Plan, options to purchase an aggregate of 200,000 shares of Company Common Stock may be granted from time to time to persons who are now or shall become incumbent directors and who are not, at the respective times of the grant of stock options under the 1998 Director Stock Option Plan, employees of the Company or any subsidiary ("Eligible Directors"). Each Eligible Director shall be granted under the 1998 Director Stock Option Plan, on May 20, 1999, and on May 20 of each year thereafter, an option with a fair value of $20,000. Each option granted pursuant to the 1998 Director Stock Option Plan shall be fully vested upon the granting thereof and, subject to the payment of the exercise price with respect thereto, shall be immediately exercisable. The per share price of a share of Common Stock, for determining how many shares will be subject to each option grant under the 1998 Director Stock Option Plan, shall be the fair market value of a share of Common Stock on the date of grant, as determined by the Board of

Directors. No fractional shares shall be issued upon exercise of any option granted under the 1998 Director Stock Option Plan, and any resulting fraction of a share shall be rounded up to the next nearest whole share. Six incumbent directors and nominees are eligible to participate in the 1998 Director Stock Option Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Voting Securities of Certain Beneficial Owners and Management

            The management of the Company has been informed that, as of March 27, 2000, the persons identified in the table below, including all directors, nominees for director, executive officers and all owners known to the Company of more than 5% of any class of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the securities of the Company reflected in such table. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the table.

Beneficial Ownership of Company Stock


=========================================================================
Beneficial Owner                     Number of Shares
                                     of Common Stock    Percent of Class
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Overton Holdings Limited, a Turks and   2,731,443            59.89%
Caicos Islands corporation, 100%
beneficially owned by Gerold Tebbe(1)

Address:
        c/o The Chartered Trust
        Company Towne Centre Mall
        Butterfield Square
        Providenciales
        Turks & Caicos Islands
        British West Indies
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Deotexis AG, a Swiss
corporation 100% beneficially owned
by Gerold Tebbe(1)

Address:
        Poststrasse 9
        CH-6300
        Zug, Switzerland                   50,000             1.10%
=========================================================================


            (1) The aggregate beneficial ownership of Company Common Stock by Gerold Tebbe, President, Chief Executive Officer, Acting Chief Financial Officer, Secretary, Treasurer and Director of the Company, through Overton Holdings Limited and Deotexis AG, is as follows: (a) shares beneficially owned:
2,781,443;(b) percentage beneficially owned: 60.99%

-------------------------------------------------------------------------
Tony Kirk(2)                          52,300           1.15%
Address:
        Kirk & Maeder
        Sagenstrasse 14
        CH-6318 Walchwil
        Switzerland
-------------------------------------------------------------------------
David F. Bolger(3)(4)                  2,300            *(5)
-------------------------------------------------------------------------
Aubrey L. Cole(3)(4)                   2,300            *(5)
-------------------------------------------------------------------------
Michael J. Rosenberg(3)(4)             2,300            *(5)
-------------------------------------------------------------------------
Ira T. Wender(3)(4)                    2,300            *(5)
-------------------------------------------------------------------------
Robert F. Wright(3)(4)                 2,300            *(5)
=========================================================================

     (2) Includes options to purchase 2,300 shares of the Company's Common Stock at $37.725 per share, granted pursuant to the Company's 1998 Director Stock Option Plan.

     (3) Amount beneficially owned consists of options to purchase 2,300 shares of the Company's Common Stock at $37.725 per share, granted pursuant to the Company's 1998 Director Stock Option Plan.

     (4) The address for each of these individuals is: c/o The Company, 885 Third Avenue, Suite 2900, New York, NY 10022.

     (5) Less than 1%.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Stock Purchase Agreement

            On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("Zeron"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights. The Company has agreed with Mr. Tebbe that royalty payments under this agreement will not accrue and be payable to Mr. Tebbe unless and until the Company has recognized net income from that patent or patent right during such year, as determined in accordance with generally accepted accounting principles, as applied in the United States. The Company expects to formalize this royalty agreement with Mr. Tebbe when the recognition of net income from the patents or patent rights appears imminent. The Company has agreed further that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current shareholders of the Company (other than OHL and other than those stockholders of the Company that received their shares of stock by gift from OHL) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. There can be no assurance that, in the event such transfers of the Common Stock of the Company occur, the Company will be able to renegotiate the payment of the royalty compensation to Mr. Tebbe on terms that are favorable to the Company.

Related Party Transactions

            Tebbe Royalty. As discussed above, the Company has an agreement in principle with Gerold Tebbe, President, Chief Executive Officer, Acting Chief Financial Officer, Secretary, Treasurer and a Director of the Company, to pay Mr. Tebbe one percent (1%) per annum of all net revenues recognized by the Company in connection with the commercial exploitation of the Company's patents, patent rights and related intellectual property. The Company entered into this arrangement with Mr. Tebbe in connection with his contribution of those patents, patent rights and related intellectual property pursuant to the closing of the Stock Purchase Agreement, whereby OHL, wholly beneficially owned and controlled by Mr. Tebbe, purchased 4,183,125 shares of the Company's Common Stock. The Company has agreed that Mr. Tebbe may renegotiate the terms of such royalty compensation, in the event the current shareholders of the Company (other than OHL and other than the shareholders receiving their shares by gift from OHL) transfer a majority of their shares of the Company's Common Stock to persons other than the current shareholders. Because Mr. Tebbe is the President and Chief Executive Officer of the Company, and because he beneficially owns and controls OHL, the majority shareholder of the Company, he effectively controls and can dictate the affairs of the Company, and it should be recognized that any renegotiation of Mr. Tebbe's royalty arrangement with the Company will not be on an arms-length basis and may be more or less favorable to the Company than the agreement the Company could have negotiated had Mr. Tebbe not been the Company's beneficial majority shareholder.

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

            Consulting Agreement with Tony Kirk. In the near future, the Company expects to enter into a consulting agreement with Tony Kirk, a Director of the Company, pursuant to which Mr. Kirk will consult with and advise the Company with respect to the potential acquisition of an operating company in the United States or Europe, and also with respect to the formation of joint ventures with, or investments in, potential technology partners. The exact provisions of this agreement have yet to be negotiated, but the Company anticipates that Mr. Kirk will be paid a fee for his consulting services, the majority of which would be payable upon the successful consummation of such an acquisition. Because of Mr. Kirk's relationship to the

Company, the terms of his consulting agreement to be negotiated with the Company may be more or less favorable to the Company than the agreement the Company could have negotiated with a consultant who is not a Director of the Company.

            Consulting Fees Paid to Tony Kirk. During the period from January 1, 1999 to December 31, 1999, Tony Kirk, who became a Director of the Company on January 19, 1998, performed consulting and other services for the Company, for which the Company paid him $213,000. In addition, Mr. Kirk continues to perform such services for the Company and may be paid additional amounts for consulting and other services rendered to the Company for periods subsequent to the 1999 fiscal year, until the negotiation and execution of the Consulting Agreement referred to above, at which time the Consulting Agreement will control the relationship between Mr. Kirk and the Company.

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

                                    DEOTEXIS, INC.

                                    By: /s/ Gerold Tebbe
                                       -------------------------------------
                                    President, Chief Executive Officer,
                                    Acting Chief Financial Officer,
                                    Secretary and Treasurer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                Title                      Date
     ---------                -----                      ----

/s/ Robert F. Wright
---------------------
Robert F. Wright            Chairman of the Board      March 29, 2000

/s/ Gerold Tebbe            President, Chief Executive
---------------------       Officer (principal
Gerold Tebbe                executive officer);        March 29, 2000
                            Secretary, Treasurer,
                            Acting Chief Financial
                            Officer (principal
                            financial and accounting
                            officer); Vice Chairman
                            of the Board

/s/ David F. Bolger
---------------------
David F. Bolger             Director                   March 29, 2000

/s/ Aubrey L. Cole
---------------------
Aubrey L. Cole              Director                   March 29, 2000

/s/ Tony Kirk
---------------------
Tony Kirk                   Director                   March 29, 2000

/s/ Michael J. Rosenberg
---------------------
Michael J. Rosenberg        Director                   March 29, 2000

/s/ Ira T. Wender
---------------------
Ira T. Wender               Director                   March 29, 2000

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                                F-2


Consolidated Balance Sheets at December 31, 1998 and 1999                    F-3

Consolidated Statements of Operations
     for the years ended December 31, 1997, 1998 and
     1999 and cumulative since March 6, 1992 (inception)
     to December 31, 1999                                                    F-4

Consolidated Statement of Stockholders' Equity for the
     period March 6, 1992 (inception) to December 31, 1996,
     and for the years ended December 31, 1997, 1998 and 1999                F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999 and cumulative since
     March 6, 1992 (inception) to December 31, 1999                          F-7


Notes to Consolidated Financial Statements                                   F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Deotexis, Inc. and Subsidiary
New York, New York

We have audited the accompanying consolidated balance sheets of Deotexis, Inc. and subsidiary as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1998 and 1999 and the 1997, 1998 and 1999 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The March 6, 1992 (inception) through December 31, 1996 amounts included in the cumulative period March 6, 1992 (inception) through December 31, 1999 of Deotexis, Inc. were audited by another auditor whose report dated March 18, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deotexis, Inc. and subsidiary as of December 31, 1998 and 1999, and the results of its operations and cash flows for years ended December 31, 1997, 1998 and 1999 and the 1997, 1998 and 1999 amounts included in the cumulative period from March 6, 1992 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

                                    M.R. Weiser & Co.LLP
                                    Certified Public Accountants

New York, New York
March 13, 2000

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    December 31,
                                                             --------------------------
                                                                1998           1999
                                                             -----------    -----------
Current assets:
  Cash and equivalents                                       $ 2,956,090    $   936,339
  Prepaid taxes                                                       --          7,016
                                                             -----------    -----------
         Total current assets                                  2,956,090        943,355

Investment in a company                                                         810,926
                                                             -----------    -----------

         Total assets                                        $ 2,956,090    $ 1,754,281
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $    80,015    $    77,167
  Due to officer                                                 429,659
                                                             -----------    -----------
         Total current liabilities                               509,674         77,167
                                                             -----------    -----------

Due to officer                                                                  291,765
                                                                            -----------

Commitments and other matters

Stockholders' equity:
  Preferred stock, par value $.001; authorized
   15,000,000 shares, none issued and outstanding
  Common stock, par value $.001; authorized
   75,000,000 shares, issued and outstanding
   4,546,875 shares                                                4,547          4,547
  Additional paid-in capital                                   4,156,685      4,156,685
  Deficit accumulated during the development stage            (1,714,816)    (2,775,883)
                                                             -----------    -----------
         Total stockholders' equity                            2,446,416      1,385,349
                                                             -----------    -----------

         Total liabilities and stockholders' equity          $ 2,956,090    $ 1,754,281
                                                             ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,            March 6, 1992
                                    ---------------------------------------- (Date of Inception) to
                                        1997           1998           1999     December 31, 1999
                                    -----------    -----------    -----------  -----------------
Interest and other income           $    38,753    $   166,695    $    83,450    $   341,543
                                    -----------    -----------    -----------    -----------

Expenses:
  Directors' fees                                      140,000        140,000        280,000
  Interest expense                                      22,000         16,600         38,600
  Consulting                             (6,250)                                      38,125
  Rent                                   (6,250)         3,722          9,669         51,515
  Corporation franchise taxes               300         19,093          7,434         34,063
  Filing fees                            10,164         95,001         20,717        137,001
  Amortization                               17                                          500
  Bank charges                              375                            19          2,329
  Insurance                                            141,070        138,820        279,890
  Office                                 16,312        130,541         66,390        215,083
  Professional fees                     263,986        982,429        744,868      2,040,320
                                    -----------    -----------    -----------    -----------
             Total expenses             278,654      1,533,856      1,144,517      3,117,426
                                    -----------    -----------    -----------    -----------

Net loss                            $  (239,901)   $(1,367,161)   $(1,061,067)   $(2,775,883)
                                    ===========    ===========    ===========    ===========

Basic and diluted loss per share    $      (.19)   $      (.30)   $      (.23)
                                    ===========    ===========    ===========

Weighted average number of
  shares outstanding                  1,237,618      4,546,875      4,546,875
                                    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Common                               Deficit
                                                 Stock                             Accumulated
                                       -------------------------   Additional      During the        Total
                                                                     Paid-In       Development    Stockholders'
                                          Shares        Amount        Capital         Stage          Equity
                                       -----------   -----------   -----------    -----------    -----------
Issuance of 160,000 common shares
  on June 4, 1992 at par value
  ($.001 per share)
  for cash ($.01 per share)                160,000   $       160   $     1,440             --    $     1,600

Sale of 18,750 shares for cash in
  July 1992 ($1.60 per share)               18,750            19        29,981             --         30,000

Net loss inception to
  December 31, 1992                             --            --            --    $       (62)           (62)

Net loss - December 31, 1993                    --            --            --         (1,766)        (1,766)

Sale of 100,000 shares -
  January 31, 1994 ($6.25 per share)       100,000           100       624,900             --        625,000

Deferred offering costs charged  to
  paid-in capital                               --            --       (31,461)            --        (31,461)

Net loss - December 31, 1994                    --            --            --        (27,184)       (27,184)

Net loss - December 31, 1995                    --            --            --        (35,005)       (35,005)

Net loss - December 31, 1996                    --            --            --        (43,737)       (43,737)
                                                     -----------   -----------    -----------    -----------

Balance - December 31, 1997                     --           279       624,860       (107,754)       517,385

Distributions                                   --            --      (475,750)            --       (475,750)

Sale of 4,183,125 shares for cash
  ($.96 per share)                       4,183,125         4,183     3,995,817             --      4,000,000

Issuance of 85,000 shares for
  services rendered ($.48 per share)        85,000            85           (85)            --             --

Capital contributed by principal
  stockholder                                   --            --        10,643             --         10,643

Net loss                                        --            --            --       (239,901)      (239,901)
                                       -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1997              4,546,875         4,547     4,155,485       (347,655)     3,812,377
Expenses of the Company paid  by
  principal stockholder                         --            --         1,200             --          1,200
Net loss                                        --            --            --     (1,367,161)    (1,367,161)
                                       -----------   -----------   -----------    -----------    -----------


                                   (Continued)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   (Concluded)

Balance - December 31, 1998     4,546,875         4,547     4,156,685    (1,714,816)     2,446,416

Net loss                               --            --            --    (1,061,067)    (1,061,067)
                              -----------   -----------   -----------   -----------    -----------
Balance - December 31, 1999     4,546,875   $     4,547   $ 4,156,685   $(2,775,883)   $ 1,385,349
                              ===========   ===========   ===========   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,           March 6, 1992
                                                    ----------------------------------------- (Inception) through
                                                         1997          1998          1999      December 31, 1999
                                                    -----------    -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                          $  (239,901)   $(1,367,161)   $(1,061,067)   $(2,775,883)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
      Services paid by stockholder                                       1,200                         1,200
      Amortization                                           17                                          500
     Changes in operating assets and liabilities:
        Loan receivable                                   2,331
        Prepaid taxes                                    (1,561)         1,561         (7,016)        (7,016)
        Accounts payable and
           accrued expenses                              57,797          6,918         (2,848)        76,667
        Due to officer                                  150,787        278,872       (137,894)       291,765
                                                    -----------    -----------    -----------    -----------
Cash used in operations                                 (30,530)    (1,078,610)    (1,208,825)    (2,412,767)
                                                    -----------    -----------    -----------    -----------

Cash flows from investment activities:
  Purchase of investment                                                             (810,926)      (810,926)
                                                                                  -----------    -----------

Cash flows from financing activities:
  Issuance of common stock -
   net of costs                                       4,000,000                                    4,625,139
  Capital contributed by principal
   stockholder                                           10,643                                       10,643
  Distributions                                        (475,750)                                    (475,750)
                                                    -----------    -----------    -----------    -----------
Cash provided by financing activities                 3,534,893                                    4,160,032
                                                    -----------    -----------    -----------    -----------

Net increase (decrease) in cash
  and cash equivalents                                3,504,363     (1,078,610)    (2,019,751)       936,339

Cash and cash equivalents -
  beginning of year / period                            530,337      4,034,700      2,956,090
                                                    -----------    -----------    -----------    -----------

Cash and cash equivalents -
  end of year / period                              $ 4,034,700    $ 2,956,090    $   936,339    $   936,339
                                                    ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                   $     1,861    $    17,382    $    14,600
                                                    ===========    ===========    ===========

     Interest                                                                     $    22,000
                                                                                  ===========


                                   (Continued)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Concluded)


                                  Years Ended December 31,      March 6, 1992
                              ------------------------------ (Inception) through
                               1997       1998       1999     December 31, 1999
                            ---------- ---------- ----------- ------------------

Non-cash financing activities:
  The Company issued 85,000
   shares to a  consultant for
   services rendered. The
   Company recorded the fair
   market value of those
   securities at $.48 per
   share.                      $40,800                               $40,800
                               =======                               =======

  The principal stockholder
   of the Company transferred
   2,500 shares of common
   stock owned by him to two
   consultants for services
   rendered to the Company.
   The Company recorded the
   fair market value of those
   securities at $.48 per
   share                                   $1,200                     $1,200
                                           ======                     ======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      THE COMPANY AND STOCKHOLDERS' EQUITY:

      Background:

      Deotexis, Inc. (the "Company") was organized under the laws of the State of Nevada on March 6, 1992. Its purpose is the development of a consumer products company focusing on the marketing of personal care consumer products. Since the Company has not yet begun operations, it is considered to be in the development stage.

      On October 10, 1998, the Stock Purchase Agreement dated September 30, 1998 among Overton Holdings Limited, a corporation formed under the laws of the Turks & Caicos Islands, British West Indies ("OHL"), Gary Takata, Shigeru Masuda and Gerold Tebbe, closed. Pursuant to the terms of the Stock Purchase Agreement, the Company issued 4,183,125 newly-issued and nonregistered shares of common stock, $.001 par value (the "New Shares") to OHL, in return for a cash payment to the Company of $4 million from OHL, and the transfer to the Company for nominal consideration, plus future royalties tied to the revenues recognized by the Company from the commercial exploitation thereof, of certain patents, patent applications and related intellectual property owned by Gerold Tebbe or entities owned and controlled by him. OHL is 100% beneficially owned by Gerold Tebbe. The Company intends to develop and market these patents and the products produced utilizing this intellectual property.

      The Company organized a wholly-owned subsidiary, Hecking Deotexis GmbH (formerly D-Tex Technologie Holding GmbH) under the laws of Germany, in March 1999.

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

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Cash and Equivalents:

      Cash and equivalents are stated at cost plus accrued interest. Cash equivalents consist of short-term treasury bills. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

      Concentration of Credit Risk:

      At December 31, 1999, the Company maintained its cash in certain financial institutions. Certain institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

      Investment in a Company:

      The investment referred to in Note 5 is recorded at cost.

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

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Earnings (loss) per common share:

      Basic earnings (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings
      (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from operations, options granted to the Board of Directors were not included in the computation of diluted earnings per share because the result of the exercise of such securities would be to reduce the loss per share.

      Start-Up Costs:

      Effective for financial statements for the year ended December 31, 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." Start-up activities include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs. Start-up activities are expensed as incurred. The adoption of SOP 98-5 does not have a cumulative effect on the amount of retained earnings at December 31, 1998 and 1999.

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

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Stock Option Plan:

      Effective May 20, 1998, the Company adopted the 1998 Director Stock Option Plan ("the Plan"). All nonemployee Directors are eligible to participate in the Plan. The Plan shall terminate on May 19, 2008. The Company has reserved 200,000 shares of common stock for issuance of shares under the Plan. Under the Plan, eligible Directors shall be granted, on May 20, 1999 and each year thereafter, an option with a fair value of $20,000. Each option granted shall be fully vested on the date of grant, and shall be immediately exercisable. The price per share shall be the fair market value on the date of grant, as determined by the Board of Directors. The life of the option is ten years from grant date, or three years following retirement, nonreelection or death or disability; or six months following resignation.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On May 20, 1999, the Company granted options to purchase 13,800 shares of common stock to all nonemployee Directors at an exercise price of $37.725 per share, which approximates fair market value on the date of grant. These options are outstanding at December 31, 1999 and are exercisable at such date.

      The Company does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of the options granted during 1999 was approximately $120,000 as provided for under the Plan. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1999: expected volatility of 0%; risk-free interest rate of 5.44% and expected lives of 5 years. Had compensation expense been determined based on the fair value of the options on the grant dates, the Company's net loss would have been increased by $120,000 ($.03 per share).

      DUE TO OFFICER:

      Due to officer consist of approximately $430,000 and $292,000 for 1998 and 1999, respectively, for professional fees and travel expenses, which have been expended by an officer of the Company, on behalf of the Company, and have been recorded as expenses and amounts due to officer. The amounts due to officer at December 31, 1998 were due on demand with interest at 8% per annum and were repaid in 1999. The amounts in due to officer for 1999 bear interest at 8% per annum and are due after January 1, 2001 or earlier if other sources of financing are obtained. Included in due to officer at December 31, 1998 and 1999 is approximately $22,000 and $16,600, respectively, relating to interest expense on the debt.

      INVESTMENT IN A COMPANY:

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

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INCOME TAXES:

      The Company has available at December 31, 1999 approximately $2,570,000 of unused operating loss carryforwards that may be applied against future taxable income, if any, and that expire in various years from 2012 to 2019. Since the "more likely than not" criteria of FAS 109 was not met at December 31, 1999, the valuation allowance was equal to the deferred income tax asset.

      COMMITMENTS AND OTHER MATTERS:

      On April 9, 1998, the Company entered into a nonexclusive licensing agreement with Kuw Hummel Vertribs GmbH ("Hummel"), to manufacture and sell certain products in Germany. Hummel is owned 49.2% by Mrs. Gerold Tebbe.

      RELATED PARTY TRANSACTIONS:

      The Company engaged the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During 1998 and 1999, the Company incurred expenses of approximately $398,000 and $213,000, respectively; such amounts are included in professional fees in the accompanying consolidated statement of operations. As of December 31, 1998 and 1999, approximately $26,000 and $16,000, respectively, was owed to this related party.

      LITIGATION:

      The Company is from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition or operating results of the Company.

      Knorr Capital Partner AG, a former consultant and advisor to the Company, has made a claim against the Company for DM 307,869.55 in connection with a Consulting Agreement between the parties, which has since been terminated. Knorr claims it is owed this amount for consulting services, and a contingency fee for brokering the Company's investment in Medisana. The Company maintains that Knorr is owed only a fraction of the contingency fee it is claiming, and is owed nothing under the Consulting Agreement because it ultimately provided no services to the Company with respect thereto. The Company therefore has counterclaims against Knorr in excess of the amounts Knorr has claimed from the Company. Nevertheless, to attempt to resolve the dispute quickly, the Company has paid into escrow, with Knorr's attorneys, the sum of DM 307,869.55.

      The Company strongly feels Knorr's claims are without merit, and that the dispute will be resolved in the Company's favor without material cost to the Company.

      SUBSEQUENT EVENTS:

      During January 2000, the Company entered into a letter of intent to purchase the principal operating assets of Neuenkirchener Textilwerke Hecking GmbH & Co. KG ("NTW"). The operating assets include among other assets, all land and buildings, other fixed assets, inventory, customer lists, and sales agreements of NTW. The Company is permitted to abandon the acquisition (a) if NTW's results of operations for the first half of 2000 are below the results for the second half of 1999, (b) if it is unable to arrange satisfactory financing, (c) upon unsatisfactory due diligence results, or (d) failure to negotiate a final agreement.

      Furthermore, the Company entered into an operating agreement with NTW. The Company is in nominal control of the assets and Operations of NTW until the asset purchase is finalized. The purchase is to be completed by May 31, 2000.