Form 10-Q
period 2000-03-31
DEOTEXIS INC
filed 2000-05-15
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       MARCH 31, 2000
                               ---------------------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number     2844975-1
                                                   ---------


                                 Deotexis, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Nevada                                    13-3666344
----------------------------------------   -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         855 Third Avenue, Suite 2900
         New York, New York                             10022-4082
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, including area code    (212) 829-5698
                                                   -----------------------------

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

Yes   X    No
    ------     ------

         As of May 10, 2000, there were 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

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

                                 DEOTEXIS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX


                                                                                                              Page
                                                                                                              ----

PART I.           FINANCIAL INFORMATION.........................................................................1

         ITEM 1.  FINANCIAL STATEMENTS..........................................................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........1

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................1

PART II.          OTHER INFORMATION.............................................................................1

         ITEM 1.  LEGAL PROCEEDINGS.............................................................................1

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................1

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................1

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................1

         ITEM 5.  OTHER INFORMATION.............................................................................1

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................8

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         The following discussion of the Company's financial condition, results of operations and plan of operations should be read in conjunction with the Financial Statements and Notes thereto appearing at the end of this Quarterly Report.

RESULTS OF OPERATIONS

         Deotexis, Inc., and its subsidiary (the "COMPANY") has not generated any revenue from operations and is in the development stage. At March 31, 2000, the Company had current assets of $1,237,584, and current liabilities of $145,263.

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

         The Company is engaged in the business of developing and commercializing certain patented controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products, personal care products, medical, paper, industrial or technical textiles, pharmaceutical, and other markets. The Company's goal is to expand and build on its patented "know-how," and to acquire access to manufacturing and marketing resources to become a profitable developer and supplier of controlled-release delivery systems to a wide range of industry sectors. Ultimately, the Company plans to become a business owning or holding the rights to a wide range of products in the area of controlled-release technology.

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

RETENTION OF SENIOR MANAGEMENT

         The Company's seven member Board of Directors has extensive experience in a wide array of business sectors. Mr. Gerold Tebbe serves as the President, Chief Executive Officer and a Director of the Company, with overall responsibility for operations. Mr. Tebbe also serves as the Company's Secretary and Treasurer and will do so until such time as the Board of Directors determines that it is appropriate to hire suitable personnel to serve in those positions. In addition, Mr. Tebbe has been appointed Acting Chief Financial Officer, to execute the duties of Chief Financial Officer until such time as the Board of Directors determines that the Company's level of operations warrants the retention of a full-time permanent Chief Financial Officer.

COMPANY STRUCTURE AND SUBSIDIARIES

         The Company formed a wholly-owned subsidiary in Germany in March 1999, Hecking Deotexis GmbH (formerly D-Tex Technologie Holding GmbH)("Deotexis Germany"), to establish a local presence and serve as a holding company for Deotexis's investment in Medisana GmbH, a marketer and distributor of medical devices and wellness supplies located in Meckenheim, Germany, and any other joint venture or equity interests which may materialize through cooperation agreements with additional licensees. Deotexis Germany will initially have an independent professional manager who will serve as interim CEO of that subsidiary on a part-time basis while licenses are negotiated and joint ventures formed. Once the Company's operations have progressed to the joint venture stage, the Company expects to engage full-time management to monitor its German relationships and investments, and to identify and negotiate new business opportunities. Assuming that this approach is successful, the Company intends to set up additional "technology holding companies" in other countries (including the United States) and to follow the same strategy. As the volume of activity increases, to support Mr. Tebbe, the Company expects to appoint a seasoned financial executive at the parent company level, who will be responsible for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

         As described below, the Company has an option to acquire the assets of NTW (subject to certain contingencies, including the securing of suitable financing), and thereafter use products based on the Company's technology to diversify and expand NTW's existing product offerings and revenue base. In addition, the Company hopes that, if it is able to consummate an acquisition, officers and employees of NTW will be able to assist in licensing activities and new product development, thereby increasing the Company's management depth and strengthening its product management and marketing skills.

AGREEMENTS WITH NTW

         In January of 2000, Deotexis Germany entered into agreements that, in essence, give Deotexis Germany an option, until May 31, 2000, to acquire the assets of Neuenkirchener Textilwerke Hecking GmbH & Co. KG ("NTW"), for approximately DM 27.5 million (US$ 13.415 million). NTW is a long-established weaving and textile finishing business based near Munster, Germany. It was forced into bankruptcy proceedings in 1999 when its parent company became insolvent. NTW possesses coating and finishing machinery that is well-suited to performing microencapsulation procedures on a wide range of fabrics.

         Deotexis Germany is in nominal control of the assets and operations of NTW, and is forwarding orders to NTW for fulfillment. This arrangement was reached in an attempt to assure NTW's creditors and suppliers that NTW would remain a going concern. Deotexis Germany receives no compensation for administering NTW's operations, and is indemnified for all liabilities and costs that could potentially be associated therewith.

         During this interim period, the Company is continuing due diligence with respect to NTW, and continuing to study its operations and prospects. In addition, the Company is evaluating financing alternatives that would enable it to complete the acquisition. Pursuant to the documentation that is already in place, the Company is permitted to abandon the acquisition (a) if NTW's results of operations for the first half of 2000 are below the results for the second half of 1999, (b) if it is unable to arrange satisfactory financing, (c) upon unsatisfactory due diligence results, or (d) failure to negotiate final agreements.

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

         The Company's anticipated advertising campaign, which is scheduled to commence after the first licenses have been signed and the Company has set up its distribution channels to service the consumer market, will highlight the convenience and economy of the Company's products. The Company intends to place its print advertisements in periodicals and newspapers with readership demographics consistent with the Company's core consumer target markets.

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

LIQUIDITY

         Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, negotiations relating to potential joint ventures, strategic alliances and potential acquisitions, activities relating to its corporate organization, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products and develop its delivery systems. On March 31, 2000, the Company and its subsidiary had $959,099 of liquid assets, working capital of $1,092,321 and shareholders' equity of $1,068,744. The Company has not manufactured or licensed any of its delivery systems since inception, except that the Company's investment in Medisana GmbH contemplates the grant of a license to Medisana by the Company to enable Medisana to study the integration of the Company's technology into its existing products, and to explore the development of new products utilizing the Company's technology. The terms of the Medisana license, and the compensation the Company is to receive with respect thereto, have not yet been finalized.

         During the period ended March 31, 2000, Mr. Tebbe, the President, Chief Executive Officer, Secretary, Treasurer and Acting Chief Financial Officer, and a Director of the Company, loaned 450,000 Euro (approximately $450,000) to Deotexis. Deotexis invested these funds in Hecking Deotexis GmbH, its German subsidiary.

CAPITAL RESOURCES

         Following commencement of its operations, the Company's cash requirements will be significant. While the Company currently has cash on hand sufficient to finance its proposed business during the first twelve to eighteen (12-18) months of its operations, excluding the costs of any potential acquisitions, the Company is dependent on internally generated cash flow and upon securing a working capital line of credit to implement its business plan thereafter. There can be no assurance that the Company will be able to maintain its business and operations without additional financing after the first twelve to eighteen (12-18) months of operations or that, thereafter, it will be able to generate sufficient cash flow and/or secure sufficient borrowings to meet the Company's working capital requirements.

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

Dated:  May 15, 2000

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    INDEX TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----

Condensed Consolidated Balance Sheets at December 31, 1999 and March 31, 2000 (unaudited)        F-2

Condensed Consolidated Statements of Operations for the three months ended March
   31, 1999 and 2000 (unaudited) and cumulative since March 6, 1992 (inception)
   to March 31, 2000 (unaudited)                                                                 F-3

Consolidated Statement of Stockholders' Equity for the period March 6, 1992
   (inception) to December 31, 1995, and for the years ended December 31, 1996,
   1997, 1998 and 1999 and for the three months ended March 31, 2000 (unaudited)                 F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March
   31, 1999 and 2000 (unaudited) and cumulative since March 6, 1992 (inception)
   to March 31, 2000 (unaudited)                                                                 F-6

Notes to Condensed Consolidated Financial Statements                                             F-8

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                     DECEMBER 31, 1999            MARCH 31, 2000
                                                                     -----------------            --------------
                                                                                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                            $  936,339                $   959,099
   Restricted cash                                                                                    151,354
   Prepaid taxes                                                             7,016                      6,016
   Prepaid expenses                                                                                   121,115
                                                                    --------------                -----------
           Total current assets                                            943,355                  1,237,584

Investment in a company                                                    810,926                    810,926
                                                                       -----------                -----------

           Total assets                                                 $1,754,281                 $2,048,510
                                                                        ==========                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                              $     77,167               $    145,263
                                                                      ------------               ------------
              Total current liabilities                                     77,167                    145,263
                                                                      ------------               ------------
Due to officer                                                             291,765                    834,503
                                                                      ------------               ------------
Commitments and other matters

Stockholders' equity:
   Preferred stock, par value $.001; authorized 15,000,000
   shares, none issued and outstanding
   Common stock, par value $.001; authorized 75,000,000 shares,
   issued and outstanding 4,546,875 shares                                   4,547                      4,547
   Additional paid-in capital                                            4,156,685                  4,156,685
   Deficit accumulated during the development stage                     (2,775,883)                (3,053,712)

   Accumulated other comprehensive loss - foreign currency
   translation adjustment                                                                             (38,776)
                                                                      ------------               ------------
           Total stockholders' equity                                    1,385,349                  1,068,744
                                                                       -----------                -----------

           Total liabilities and stockholders' equity                   $1,754,281                $ 2,048,510
                                                                        ==========                ===========


                             SEE ACCOMPANYING NOTES

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months
                                                 Ended March 31,                    March 6, 1992
                                        ---------------------------------       (Date of Inception) to
                                               1999                  2000           March 31, 2000
                                        -----------           -----------           -----------
Interest and other income               $    28,448           $     6,497           $   348,040
                                        -----------           -----------           -----------

Expenses:
   Directors fees                            35,000                35,000               315,000
   Interest                                   6,400                11,500                50,100
   Consulting                                                                            38,125
   Rent                                         970                 1,165                52,680
   Corporation franchise taxes                2,034                 1,000                35,063
   Filing fees                               15,969                 5,946               142,947
   Amortization                                                                             500
   Bank charges                                                                           2,329
   Insurance                                 34,705                34,705               314,595
   Office                                    11,295                23,386               238,469
   Professional fees                        214,290               171,624             2,211,944
                                        -----------           -----------           -----------
         Total expenses                     320,663               284,326             3,401,752
                                        -----------           -----------           -----------

Net loss                                $  (292,215)          $  (277,829)          $(3,053,712)
                                        ===========           ===========           ===========

Basic loss per share                    $      (.06)          $      (.06)
                                        ===========           ===========
Weighted average number of
   shares outstanding                     4,546,875             4,546,875
                                        ===========           ===========


                             SEE ACCOMPANYING NOTES

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                          Additional
                                                        Comprehensive           Common Stock             Paid-In
                                                            Loss            Shares         Amount          Capital
                                                     -------------------  ---------        ------        -----------
Issuance of 160,000 common shares on
   September 4, 1992 at par value ($.001 per
   share) for cash ($.01 per share)                                         160,000           $ 160          $ 1,440

Sale of 18,750 shares for
   cash in July 1992 ($1.60
   per share)                                                                18,750              19           29,981

Net loss inception to
   December 31, 1992

Net loss - December 31, 1993

Sale of 100,000 shares  -
   January 31, 1994 ($6.25
   per share)                                                               100,000             100          624,900

Deferred offering costs
   charged to paid-in capital                                                                                (31,461)

Net loss - December 31, 1994

Net loss - December 31, 1995
                                                                                            -------     ------------

Balance - December 31, 1995                                                                     279          624,860

Net loss
                                                                                            -------     ------------

Balance - December 31, 1996                                                                     279          624,860

Distributions                                                                                               (475,750)


                                   (CONTINUED)


                                                        Deficit
                                                     Accumulated
                                                      During the          Accumulated          Total
                                                      Development        Comprehensive     Stockholders'
                                                         Stage                Loss            Equity
                                                    ---------------   -------------------  ------------
Issuance of 160,000 common shares on
   September 4, 1992 at par value ($.001 per
   share) for cash ($.01 per share)                                                           $1,600

Sale of 18,750 shares for
   cash in July 1992 ($1.60
   per share)                                                                                 30,000

Net loss inception to
   December 31, 1992                                  $   (62)                                   (62)

Net loss - December 31, 1993                           (1,766)                                (1,766)

Sale of 100,000 shares  -
   January 31, 1994 ($6.25
   per share)                                                                                625,000

Deferred offering costs
   charged to paid-in capital                                                                (31,461)

Net loss - December 31, 1994                          (27,184)                               (27,184)

Net loss - December 31, 1995                          (35,005)                               (35,005)
                                                   ----------                             ----------

Balance - December 31, 1995                           (64,017)                               561,122

Net loss                                              (43,737)                               (43,737)
                                                   ----------                             ----------

Balance - December 31, 1996                          (107,754)                               517,385

Distributions                                                                               (475,750)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                          Additional
                                                      Comprehensive             Common Stock               Paid-In
                                                          Loss             Shares          Amount          Capital
                                                  --------------------  ------------       ------        -----------
Sale of 4,183,125 shares for
   cash ($.96 per share)                                                   4,183,125         4,183         3,995,817

Issuance of 85,000 shares
   for services rendered
   ($.48 per share)                                                           85,000            85               (85)

Capital contributed by
   principal stockholder                                                                                      10,643

Net loss
                                                                           ---------     ---------   ---------------

Balance - December 31, 1997                                                4,546,875         4,547         4,155,485

Capital contributed by principal
   stockholder                                                                                                 1,200

Net loss                                                                   ---------     ---------   ---------------


Balance - December 31, 1998                                                4,546,875         4,547         4,156,685

Net loss
                                                                     ---------------      --------   ---------------

Balance - December 31, 1999                                                4,546,875         4,547         4,156,685

Net loss (unaudited)                                      $(277,829)
                                                                   -

Other comprehensive loss:
   Foreign currency
   translation adjustment
   (unaudited)                                              (38,776)
                                                         ---------- ----------------     ---------   ---------------

Comprehensive loss
   (unaudited)                                            $(316,605)
                                                          ==========

Balance  -  March 31, 2000
   (unaudited)                                                             4,546,875        $4,547        $4,156,685
                                                                           =========        ======        ==========



                                                    Deficit
                                                 Accumulated
                                                  During the          Accumulated          Total
                                                  Development        Comprehensive     Stockholders'
                                                     Stage                Loss            Equity
                                                ---------------   -------------------  ------------
Sale of 4,183,125 shares for
   cash ($.96 per share)                                                                  4,000,000

Issuance of 85,000 shares
   for services rendered
   ($.48 per share)                                                                         --

Capital contributed by
   principal stockholder                                                                     10,643

Net loss                                              (239,901)                            (239,901)
                                                  ------------                  -------------------

Balance - December 31, 1997                           (347,655)                           3,812,377

Capital contributed by principal
   stockholder                                                                                1,200

Net loss                                            (1,367,161)                          (1,367,161)
                                                  ------------                          -----------

Balance - December 31, 1998                         (1,714,816)                           2,446,416

Net loss                                            (1,061,067)                          (1,061,067)
                                                  ------------                         ------------

Balance - December 31, 1999                         (2,775,883)                           1,385,349

Net loss (unaudited)                                  (277,829)                            (277,829)


Other comprehensive loss:
   Foreign currency
   translation adjustment
   (unaudited)                                                           $(38,776)          (38,776)
                                              ----------------           --------      ------------

Comprehensive loss
   (unaudited)

Balance  -  March 31, 2000
   (unaudited)                                     $(3,053,712)          $(38,776)       $1,068,744
                                                   ===========           ========        ==========

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months
                                                                   Ended March 31,                     March 6, 1992
                                                          -------------------------------          (Inception) through
                                                               1999              2000                 March 31, 2000
                                                          -------------      ------------          ---------------------
Cash flows from operating activities:
   Net loss                                                $  (292,215)         $(277,829)               $(3,053,712)
   Adjustments to reconcile net
     loss to net cash used in
       operating activities:
        Amortization                                                                                             500
        Services paid for by principal stockholder                                                             1,200
   Changes in operating assets and liabilities:
     Restricted cash                                                             (151,354)                  (151,354)
     Prepaid taxes                                              (4,008)             1,000                     (6,016)
     Prepaid expenses                                         (104,115)          (121,115)                  (121,115)
     Accounts payable and accrued expenses                      80,924             73,076                    144,763
     Due to officer, net                                      (376,069)            72,663                    369,408
                                                          ------------        -----------                -----------
Cash used in operating activities                             (695,483)          (403,559)                (2,816,326)
                                                          ------------        -----------                -----------

Cash flows from investing activities:
   Purchase of investment                                                                                   (810,926)
                                                                                                         -----------
Cash flows from financing activities:
   Issuance of common stock - net of costs                                                                 4,625,139
   Capital contributed by principal stockholder                                                               10,643
   Distributions                                                                                            (475,750)
   Borrowings from Officer                                                        465,095                    465,095
                                                                             ------------               ------------
Cash provided by financing activities                                             465,095                  4,625,127
                                                                             ------------               ------------
Effect of foreign exchange rate changes on cash                                   (38,776)                   (38,776)
                                                          ------------       ------------               ------------

Net (decrease) increase in cash
   and cash equivalents                                       (695,483)            22,760                    959,099

Cash and cash equivalents -
   beginning of year/period                                  2,956,090            936,339
                                                           -----------        -----------            ---------------

Cash and cash equivalents -
   end of period                                           $ 2,260,607          $ 959,099                $   959,099
                                                           ===========         ==========                ===========


Supplemental disclosure of cash flow
   information: Cash paid during the period
   for:
     Interest                                              $    22,000                                   $    22,000
                                                           ===========                                   ===========

     Income taxes                                                                                        $    41,079
                                                                                                         -----------

                                   (CONTINUED)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONCLUDED)


                                                                    Three Months
                                                                   Ended March 31,                      March 6, 1992
                                                           ------------------------------           (Inception) through
                                                               1999               2000                  March 31, 2000
                                                           ------------       -----------             ------------------

Noncash financing activities:
   The Company issued 85,000 shares to a consultant
   for services rendered. The Company recorded the fair
   market value of those securities at $.48 per share.                                                      $40,800
                                                                                                            =======

   The principal stockholder of the Company transferred
   2,500 shares of common stock owned by him to two consultants for services rendered to the Company. The Company
   recorded the fair market value of those securities at $.48 per share                                     $ 1,200
                                                                                                            =======



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

       The Company organized a wholly-owned subsidiary, Hecking Deotexis GmbH (formerly, D-Tex Technologie Holding GmbH), under the laws of Germany, in March 1999.

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

       Foreign Currency Translation:

       Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates, and statement of operations items are translated at average exchange rates for the period. Translation gains or losses are recorded in stockholders' equity and transaction gains and loses are reflected in operations.

       Cash and Cash Equivalents:

       Cash and cash equivalents are stated at cost plus accrued interest. Cash equivalents consist of short-term treasury bills. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Concentration of Credit Risk:

       At March 31, 2000, the Company maintained its cash in certain financial institutions. Certain institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

3.     COMPREHENSIVE INCOME:

       The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the components of comprehensive income to be disclosed in the financial statements. Comprehensive income consists of net income
       (loss) and foreign currency translation adjustments and is presented in the consolidated statement of stockholders' equity. The adoption of Statement No. 130 had no impact on total stockholders' equity.

4.     RESTRICTED CASH:

       Knorr Capital Partner AG, a former consultant and advisor to the Company, has made a claim against the Company for DM 307,869.55 in connection with a Consulting Agreement between the parties, which has since been terminated. Knorr claims it is owed this amount for consulting services, and a contingency fee for brokering the Company's investment in Medisana (see Note 5 below). The Company maintains that Knorr is owed only a fraction of the contingency fee it is claiming, and is owed nothing under the Consulting Agreement because it ultimately provided no services to the Company with respect thereto. The Company therefore has counterclaims against Knorr in excess of the amounts Knorr has claimed from the Company. To attempt to resolve the dispute, the Company has paid into escrow, with Knorr's attorneys, the sum of DM 307,869.55 (approximately $151,000 at March 31, 2000). The Company strongly feels Knorr's claims are without merit, and that the dispute will be resolved in the Company's favor without material cost to the Company.

5.     INVESTMENT IN A COMPANY:

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

6.     DUE TO OFFICER:

       Amounts due to officer of approximately $292,000 and $835,000 at December 31, 1999 and March 31, 2000, respectively, bear interest at 8% per annum, and are due from April 1, 2001 or earlier if other sources of financing are obtained. During the three month period ending March 31, 2000, approximately $465,000 was advanced to the Company by the officer. This amount was subsequently invested in the Subsidiary. Included in due to officer at December 31, 1999 and March 31, 2000 is approximately $16,600 and $28,100, respectively, relating to interest expense on the debt.

7.     RELATED PARTY TRANSACTIONS:

       The Company engages the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During the three months ended March 31, 1999 and 2000, the Company incurred expenses of approximately $55,000 and $62,000. As of March 31, 1999 and 2000, approximately $32,000 and $30,000 was due to this related party.

8.     OTHER MATTERS:

       During January 2000, the Company entered into a letter of intent to purchase the principal operating assets of Neuenkirchener Textilwerke Hecking GmbH & Co. KG ("NTW") for approximately DM 27.5 million (US $13.415 million). The operating assets include, among other assets, all land and buildings, other fixed assets, inventory, customer lists, and sales agreements of NTW. The Company is permitted to abandon the acquisition (a) if NTW's results of operations for the first half of 2000 are below the results for the second half of 1999,
       (b) if it is unable to arrange satisfactory financing, (c) upon unsatisfactory due diligence results, or (d) failure to negotiate a final agreement.

       Furthermore, the Company entered into an agreement with NTW.
       The Company is in nominal control of the assets and operations of NTW until the asset purchase is finalized. Under the terms of the agreement, the purchase is to be completed by May 31, 2000.