Form 10-Q
period 2000-06-30
DEOTEXIS INC
filed 2000-08-14
CIK 891168

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 2844975-1

                                 Deotexis, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                                   13-3666344
------------------------------------------------       -------------------------
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer
                  Organization)                           Identification No.)

    855 Third Avenue, Suite 2900
    New York, New York                                         10022-4082
    ----------------------------------------           -------------------------
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

Yes |X|  No |_|

      As of August 14, 2000, there are 4,546,875 shares of the registrant's Common Stock, par value $.001, outstanding.

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

                                 DEOTEXIS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.           FINANCIAL INFORMATION........................................1

         ITEM 1.  FINANCIAL STATEMENTS.........................................1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................1

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...1

PART II.          OTHER INFORMATION............................................1

         ITEM 1.  LEGAL PROCEEDINGS............................................1

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................1

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................1

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........1

         ITEM 5.  OTHER INFORMATION............................................1

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................8

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

RESULTS OF OPERATIONS

                  Deotexis, Inc., and its subsidiary (the "COMPANY") has not generated any revenue from operations and is in the development stage. At June 30, 2000, the Company had current assets of $1,125,860, and current liabilities of $82,997.

PLAN OF OPERATIONS

GENERAL OVERVIEW

                  The Company was incorporated in Nevada on March 6, 1992, has no operating history, has not generated or recognized any revenues, and is in the development stage. The Company was originally organized with the sole purpose of identifying a suitable candidate to acquire or with which to merge, and, until September 1997, its existence had been maintained since its formation with that objective in mind. On September 30, 1997, the Company, then known by its former name, Zeron Acquisitions II, Inc. ("ZERON"), and Zeron's two controlling stockholders at the time, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Gerold Tebbe and Overton Holdings Limited, a Turks & Caicos Islands corporation wholly and beneficially owned and controlled by Mr. Tebbe ("OHL"), pursuant to which OHL agreed to buy 4,183,125 newly-issued and non-registered shares of Common Stock, $.001 par value per share, of the Company, in exchange for (i) $4,000,000 in cash from OHL, and (ii) the contribution to the Company by Mr. Tebbe, or entities owned or controlled by him, of certain patents, patent applications and associated intellectual property, in return for nominal consideration and a reservation of a 1% royalty by Mr. Tebbe on all net income recognized by the Company from the commercial exploitation of such rights.

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

COMPANY STRUCTURE AND SUBSIDIARIES

                  The Company formed a wholly-owned subsidiary in Germany in March 1999, Hecking Deotexis GmbH (formerly D-Tex Technologie Holding GmbH) ("Deotexis Germany"), to establish a local presence and serve as a holding company for the Company's investment in Medisana GmbH ("Medisana"), a marketer and distributor of medical devices and wellness supplies located in Meckenheim, Germany, and any other joint venture or equity interests which may materialize through cooperation agreements with additional licensees. Deotexis Germany will initially have an independent professional manager who will serve as interim CEO of that subsidiary on a part-time basis while licenses are negotiated and joint ventures formed. Once the Company's operations have progressed to the joint venture stage, the Company expects to engage full-time management to monitor its German relationships and investments, and to identify and negotiate new business opportunities. Assuming that this approach is successful, the Company intends to set up additional "technology holding companies" in other countries (including the United States) and to follow the same strategy. As the volume of activity increases, to support Mr. Tebbe, the Company expects to appoint a seasoned financial executive at the parent company level, who will be responsible for accounting, consolidations, finance, cash management, regulatory and securities law compliance, and other parent company functions.

                  On June 13, 2000, Medisana consummated an initial public offering ("IPO") of its securities on the SMAX exchange in Germany. During June 2000, the Company sold 10,000 shares of Medisana's stock for approximately $140,000 and recognized a gain on the sale in the amount of $95,432. The Company is restricted from selling any of its remaining shares for one year from the date the IPO was consummated and is allowed to sell only a limited amount of such shares for an additional 24 months thereafter. At June 30, 2000, the Company owned approximately 171,000 shares of restricted stock in Medisana. At such date, the market price for unrestricted shares of Medisana stock was approximately 13.50 Euros per share (equivalent to U.S. $12.85 per share) and the aggregate market value for a similar number of unrestricted shares was in excess of the Company's cost of such shares.

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

                  If the Company does not consummate the acquisition, the Company will reassess its goals and consider other possibilities for the direction of the Company.

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

                  Though the purchase was to be completed by May 31, 2000, as of August 7, 2000, the Company is still in the process of negotiating the completion of the purchase and is continuing due diligence with respect to NTW, including studying its operations and prospects. In addition, the Company is evaluating financing alternatives that would enable it to complete the acquisition. Pursuant to the documentation that is already in place, the Company is permitted to abandon the acquisition (a) if NTW's results of operations for the first half of 2000 are below the results for the second half of 1999, (b) if it is unable to arrange satisfactory financing, (c) upon unsatisfactory due diligence results, or (d) failure to negotiate final agreements.

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

LIQUIDITY

                  Since its incorporation on March 6, 1992, the Company has had no business activity other than its capital raising activities, negotiations relating to potential strategic alliances and potential joint ventures, acquisitions, activities relating to its corporate organization, and activities relating to the transfer to the Company by Mr. Tebbe and/or entities owned and controlled by him of the patents and other intellectual property necessary to produce the Company's products and develop its delivery systems. On June 30, 2000, the Company and its subsidiary had $887,330 of liquid assets, working capital of $1,042,863 and shareholders' equity of $936,304. The Company has not manufactured or licensed any of its delivery systems since inception, except that the Company's investment in Medisana GmbH contemplates the grant of a license to Medisana by the Company to enable Medisana to study the integration of the Company's technology into its existing products, and to explore the development of new products utilizing the Company's technology. The terms of the Medisana license, and the compensation the Company is to receive with respect thereto, have not yet been finalized.

                  During the period ended June 30, 2000, Mr. Tebbe, the President, Chief Executive Officer, Secretary, Treasurer and Acting Chief Financial Officer, and a Director of the Company, loaned 450,000 Euro (approximately $465,000) to the Company. The Company invested these funds in Hecking Deotexis GmbH, its German subsidiary.

CAPITAL RESOURCES

                  Following commencement of its operations, the Company's cash requirements will be significant. While the Company currently has cash on hand sufficient to finance its proposed business during the next twelve (12) months of its operations, excluding the costs of any potential acquisitions, the Company is dependent on internally generated cash flow and upon securing a working capital line of credit to implement its business plan thereafter. There can be no assurance that the Company will be able to maintain its business and operations without additional financing after the next twelve (12) months of operations or that, thereafter, it will be able to generate sufficient cash flow and/or secure sufficient borrowings to meet the Company's working capital requirements.

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

                                  DEOTEXIS, INC.


                                  By: /s/ GEROLD TEBBE
                                      ------------------------------------------
                                      President, Chief Executive Officer, Acting
                                      Chief Financial Officer, Secretary and
                                      Treasurer
Dated: August 14, 2000

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    INDEX TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets at December 31, 1999
and June 30, 2000 (unaudited)                                                F-2

Condensed Consolidated Statements of Operations for the six
months ended June 30, 1999 and 2000 (unaudited) and
cumulative since March 6, 1992 (inception) to June 30, 2000
(unaudited)                                                                  F-3

Condensed Consolidated Statements of Operations for the
three months ended June 30, 1999 and 2000 (Unaudited)                        F-4

Consolidated Statement of Stockholders' Equity for the
period March 6, 1992 (inception) to December 31, 1995, and
for the years ended December 31, 1996, 1997, 1998 and 1999
and for the six months ended June 30, 2000 (unaudited)                     F 5-6

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 1999 and 2000 (unaudited) and
cumulative since March 6, 1992 (inception) to June 30, 2000
(unaudited)                                                                F 7-8

Notes to Condensed Consolidated Financial Statements                         F-9

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         DECEMBER 31, 1999  JUNE 30, 2000
                                                         -----------------  -------------
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                 $   936,339    $   887,330
   Restricted cash                                                              151,354
   Prepaid taxes                                                   7,016          5,016
   Prepaid expenses                                                              82,160
                                                             -----------    -----------
           Total current assets                                  943,355      1,125,860

Investment in a company                                          810,926        766,178

Deferred financing costs                                                         24,300
                                                             ===========    ===========
           Total assets                                      $ 1,754,281    $ 1,916,338
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     $    77,167    $    82,997
                                                             -----------    -----------
              Total current liabilities                           77,167         82,997
                                                             -----------    -----------

   Due to officer                                                291,765        897,037
                                                             -----------    -----------

Commitments and other matters

Stockholders' equity:
   Preferred stock, par value $.001;
    authorized 15,000,000 shares, none
    issued and outstanding
   Common stock, par value $.001; authorized
    75,000,000 shares, issued and outstanding
    4,546,875 shares                                               4,547          4,547
   Additional paid-in capital                                  4,156,685      4,156,685
   Deficit accumulated during the development stage           (2,775,883)    (3,181,365)
   Accumulated other comprehensive loss - foreign
    currency translation adjustment                                             (43,563)
                                                             -----------    -----------

           Total stockholders' equity                          1,385,349        936,304
                                                             -----------    -----------

           Total liabilities and stockholders' equity        $ 1,754,281    $ 1,916,338
                                                             ===========    ===========

                             SEE ACCOMPANYING NOTES

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months
                                                  Ended June 30,                 March 6, 1992
                                                  --------------            (Date of Inception) to
                                              1999             2000               JUNE 30, 2000
                                          ------------      -----------       --------------------
Income:
   Interest and other income                  $50,360          $ 10,936           $  352,479
   Gain on sale of investment                                    95,432               95,432
                                           ----------         ---------          -----------

          Total income                         50,360           106,368              447,911
                                             --------          --------           ----------

Expenses :
   Directors fees                              70,000            70,000              350,000
   Interest on obligation to officer            8,400            28,600               67,200
   Consulting                                                                         38,125
   Rent                                         2,099             2,333               53,848
   Corporation franchise taxes                  3,634             2,000               36,063
   Filing fees                                 17,954            19,094              156,095
   Amortization                                                                          500
   Bank charges                                                                        2,329
   Insurance                                   69,410            69,410              349,300
   Office                                      25,703            41,331              256,414
   Professional fees                          370,912           279,082            2,319,402
                                           ----------        ----------         ------------
         Total expenses                       568,112           511,850            3,629,276
                                           ----------        ----------         ------------

Net loss                                    $(517,752)        $(405,482)         $(3,181,365)
                                            =========         =========          ===========

Basic loss per share                            $(.11)            $(.09)
                                                =====             =====

Weighted average number of
   shares outstanding                       4,546,875         4,546,875
                                           ==========        ==========

                             SEE ACCOMPANYING NOTES

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months
                                                           Ended June 30,
                                                   ----------------------------
                                                       1999             2000
                                                   -----------      -----------
Income:
   Interest                                        $    21,912      $     4,438
   Gain on sale of investment                                            95,432
                                                   -----------      -----------
                                                        21,912           99,870
                                                   -----------      -----------

Expenses:
   Directors fees                                       35,000           35,000
   Interest on obligation to officer                     2,000           17,100
   Rent                                                  1,129            1,168
   Corporation franchise taxes                           1,600            1,000
   Filing fees                                           1,985           13,148
   Insurance                                            34,705           34,705
   Office                                               14,408           17,945
   Professional fees                                   156,622          107,458
                                                   -----------      -----------
         Total expenses                                247,449          227,524
                                                   -----------      -----------

Net loss                                           $  (225,537)     $  (127,654)
                                                   ===========      ===========

Basic loss per share                               $      (.05)     $      (.03)
                                                   ===========      ===========

Weighted average number of
   shares outstanding                                4,546,875        4,546,875
                                                   ===========      ===========

                             SEE ACCOMPANYING NOTES

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Deficit
                                                                                            Accumulated
                                                             Common Stock      Additional   During the    Accumulated      Total
                                           Comprehensive  -----------------     Paid-In     Development  Comprehensive Stockholders'
                                               Loss       Shares     Amount     Capital        Stage          Loss        Equity
                                           -------------  ------     ------    ----------   -----------  ------------- -------------
Issuance of 160,000 common shares on
  September 4, 1992 at par value ($.001
  per share) for cash ($.01 per share)                    160,000       $ 160     $ 1,440                                    $1,600

Sale of 18,750 shares for cash in July
  1992 ($1.60 per share)                                   18,750          19      29,981                                    30,000

Net loss inception to December 31, 1992                                                        $   (62)                         (62)

Net loss - December 31, 1993                                                                    (1,766)                      (1,766)

Sale of 100,000 shares - January 31, 1994
  ($6.25 per share)                                       100,000         100     624,900                                   625,000

Deferred offering costs charged to paid-in
  capital                                                                         (31,461)                                  (31,461)

Net loss - December 31, 1994                                                                   (27,184)                     (27,184)

Net loss - December 31, 1995                                                                   (35,005)                     (35,005)
                                                                      -------  ----------   ----------                   ----------

Balance - December 31, 1995                                               279     624,860      (64,017)                     561,122

Net loss                                                                                       (43,737)                     (43,737)
                                                                      -------  ----------   ----------                   ----------

Balance - December 31, 1996                                               279     624,860     (107,754)                     517,385

Distributions                                                                    (475,750)                                 (475,750)

                                   (CONTINUED)

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Deficit
                                                                                            Accumulated
                                                             Common Stock      Additional   During the    Accumulated      Total
                                           Comprehensive  -----------------     Paid-In     Development  Comprehensive Stockholders'
                                               Loss       Shares     Amount     Capital        Stage          Loss        Equity
                                           -------------  ------     ------    ----------   -----------  ------------- -------------
Sale of 4,183,125 shares for cash ($.96
  per share)                                             4,183,125       4,183    3,995,817                               4,000,000

Issuance of 85,000 shares for services
  rendered ($.48 per share)                                 85,000          85          (85)                                -

Capital contributed by principal stockholder                                         10,643                                  10,643

Net loss                                                                                         (239,901)                 (239,901)
                                                       -----------    --------  -----------  ------------               -----------

Balance - December 31, 1997                              4,546,875       4,547    4,155,485      (347,655)                3,812,377

Capital contributed by principal stockholder                                          1,200                                   1,200

Net loss                                                                                       (1,367,161)               (1,367,161)
                                                       -----------    --------  -----------  ------------               -----------

Balance - December 31, 1998                              4,546,875       4,547    4,156,685    (1,714,816)                2,446,416

Net loss                                                                                       (1,061,067)               (1,061,067)
                                                       -----------    --------  -----------  ------------               -----------

Balance - December 31, 1999                              4,546,875       4,547    4,156,685    (2,775,883)                1,385,349

Net loss (unaudited)                        $(405,482)                                           (405,482)                 (405,482)

Other comprehensive loss:
   Foreign currency translation adjustment
   (unaudited)                                (43,563)                                                      $(43,563)       (43,563)
                                            ---------  -----------   ---------  -----------  ------------   --------    -----------

Comprehensive loss (unaudited)              $(449,045)
                                            =========
Balance - June 30, 2000 (unaudited)                     4,546,875      $4,547   $4,156,685    $(3,181,365)  $(43,563)   $   936,304
                                                       ==========    ========   ==========   ============   ========    ===========

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months                         March 6, 1992
                                                                   Ended June 30,                   (Inception) through
                                                               1999              2000                  June 30, 2000
                                                          -------------      ------------           --------------------
Cash flows from operating activities:
   Net loss                                                $  (517,752)         $(405,482)               $(3,181,365)
   Adjustments to reconcile net
     loss to net cash used in operating activities:
        Amortization                                                                                             500
        Services paid for by principal stockholder                                                             1,200
        Gain on sale of investment                                                (95,432)                   (95,432)
   Changes in operating assets and liabilities:
     Restricted cash                                                             (151,354)                  (151,354)
     Prepaid taxes                                              (5,211)             2,000                     (5,016)
     Prepaid expenses                                          (69,410)           (82,160)                   (82,160)
     Accounts payable and accrued expenses                      (1,324)             5,830                     82,497
     Due to officer, net                                      (286,880)           140,177                    431,942
                                                          ------------       ------------              -------------
Cash used in operating activities                             (880,577)          (586,421)                (2,999,188)
                                                          ------------       ------------               ------------

Cash flows from investing activities:
   Purchase of investment                                                                                   (810,926)
   Proceeds from sale of investment                                               140,180                    140,180
                                                                             ------------              -------------
Cash provided by (used in) investing activities                                   140,180                   (670,746)
                                                                             ------------              -------------

Cash flows from financing activities:
   Issuance of common stock - net of costs                                                                 4,625,139
   Capital contributed by principal stockholder                                                               10,643
   Distributions                                                                                            (475,750)
   Borrowings from officer                                                        465,095                    465,095
   Payment of deferred financing costs                                            (24,300)                   (24,300)
                                                                            -------------              -------------
Cash provided by financing activities                                             440,795                  4,600,827
                                                                            -------------                -----------

Effect of foreign exchange rate changes on cash                                   (43,563)                   (43,563)
                                                          ------------       ------------              -------------

Net (decrease) increase in cash
   and cash equivalents                                       (880,577)           (49,009)                   887,330

Cash and cash equivalents -
   beginning of year/period                                  2,956,090            936,339
                                                           -----------        -----------            ---------------

Cash and cash equivalents -
   end of period                                            $2,075,513         $  887,330                   $887,330
                                                            ==========         ==========                   ========

                                   (CONTINUED)

                                                                    Six Months                         March 6, 1992
                                                                   Ended June 30,                   (Inception) through
                                                               1999              2000                  June 30, 2000
                                                          -------------      ------------           --------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                  $22,000                                       $22,000
                                                               =======                                       =======
     Income taxes                                               $8,995                                       $41,079
                                                                ======                                       =======

Noncash financing activities:
   The Company issued 85,000 shares
     to a consultant for services
     rendered. The Company recorded
     the fair market value of those
     securities at $.48 per share.                                                                           $40,800
                                                                                                             =======

   The principal stockholder of the
     Company transferred 2,500 shares
     of common stock owned by him to
     two consultants for services
     rendered to the Company. The
     Company recorded the fair market
     value of those securities at $.48 per
     share                                                                                                    $1,200
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

       Concentration of Credit Risk:

       At June 30, 2000, the Company maintained its cash in certain financial institutions. Certain institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

       Investment in a Company:

       The investment in a company referred to in Note 5 is recorded at cost.

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

       Patents:

       In accordance with the Stock Purchase Agreement, the majority shareholder sold certain patents, patent applications and associated intellectual property to the Company for nominal consideration. The cost of patents acquired are not being amortized as the consideration was nominal. These patents are for the textile-based controlled-release delivery systems for consumer products in certain sectors of the toiletries, cosmetics, apparel, household products and personal care products markets, and applicators in the pharmaceutical industry.

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

3.     COMPREHENSIVE INCOME:

       The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the components of comprehensive income to be disclosed in the financial statements. Comprehensive income consists of net income
       (loss) and foreign currency translation adjustments, and is presented in the consolidated statement of stockholders' equity.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.     RESTRICTED CASH:

       Knorr Capital Partner AG, a former consultant and advisor to the Company, has made a claim against the Company for DM 307,869.55 in connection with a Consulting Agreement between the parties, which has since been terminated. Knorr claims it is owed this amount for consulting services, and a contingency fee for brokering the Company's investment in Medisana. (See Note 5 below). The Company maintains that Knorr is owed only a fraction of the contingency fee it is claiming, and is owed nothing under the Consulting Agreement because it ultimately provided no services to the Company with respect thereto. The Company therefore believes it has counterclaims against Knorr in excess of the amounts Knorr has claimed from the Company. To attempt to resolve the dispute, the Company has paid into escrow, with Knorr's attorneys, the sum of DM 307,869.55 (approximately $151,000 at June 30, 2000). The Company strongly feels Knorr's claims are without merit, and that the dispute will be resolved in the Company's favor without material cost to the Company.

5.     INVESTMENT IN A COMPANY:

       On October 28, 1999, the Company purchased a 7.4% interest in Medisana, Medizinalbedarfsgesellschaft mit beschrankter Haftung ("Medisana"). Medisana is a German corporation, which develops, manufactures and sells home health care products. In addition, the Company has agreed to grant to Medisana a license to use and exploit the Company's controlled-release delivery system. Since the terms of this license have yet to be negotiated, no cost has been ascribed to such obligation.

       On June 13, 2000, Medisana filed its initial public offering ("IPO") on the SMAX exchange in Germany. During June 2000, the Company sold 10,000 Medisana shares for approximately $140,000 and recognized a gain on the sale in the amount of $95,432. The Company is restricted from selling any of its remaining shares for one year from the IPO date and will be limited in its selling of such shares for an additional 24 months. At June 30, 2000, the Company owned approximately 171,000 shares of restricted Medisana shares. At such date, the market price for unrestricted shares of Medisana was approximately 13.50 Euros per share (equivalent to U.S. $12.85 per share) and the aggregate market value for a similar number of unrestricted shares was in excess of the Company's cost of such shares.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       Prior to Medisana's IPO, there was no readily determinable fair value for its securities, and the current existence of the restriction on the shares held by the Company, resulted in the Company's investment not being subject to the accounting guidelines set forth in Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). Upon the expiration (or reduction to one year) of the restricted period, the investment will be classified as an available-for-sale security and, accordingly, will be carried at fair value.

6.     DEFERRED COSTS:

       The Company paid DM50,000 (US $24,300) to Nordrhein-Westfalen, a State government in Germany, to obtain a guarantee (DM16 Million) to be presented to a bank as a condition for its financing the purchase of NTW (See Note 9).

7.     DUE TO OFFICER:

       Due to officer consists of approximately $292,000 and $897,000 at December 31, 1999 and June 30, 2000, respectively, bears interest at 8% per annum and is due July 1, 2001 or earlier if other sources of financing are obtained. Included in the advances by the officer to the Company during the six months ended June 30, 2000 was approximately $465,000 which was invested in the subsidiary. Included in due to officer at December 31, 1999 and June 30, 2000 is approximately $16,600 and $45,200, respectively, relating to interest expense accrued on the debt.

8.     RELATED PARTY TRANSACTIONS:

       The Company engages the services of a professional consulting firm; a director of the Company is a partner in the consulting firm. During the six months ended June 30, 1999 and 2000, the Company incurred expenses of approximately $108,000 and $71,000. As of June 30, 1999 and 2000,
       approximately $14,500 and $-0- was owed to this related party.

                          DEOTEXIS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.     OTHER MATTERS:

       During January 2000, the Company entered into a letter of intent to purchase the principal operating assets of Neuenkirchener Textilwerke Hecking GmbH & Co. KG ("NTW") for approximately DM27.5 million (US $13.4 million). The operating assets include, among other assets, all land and buildings, other fixed assets, inventory, customer lists, and sales agreements of NTW. The Company is permitted to abandon the acquisition
       (a) if NTW's results of operations for the first half of 2000 are below the results for the second half of 1999, (b) if it is unable to arrange satisfactory financing, (c) upon unsatisfactory due diligence results, or
       (d) failure to negotiate a final agreement.

       Furthermore, the Company entered into an agreement with NTW. The Company is in nominal control of the assets and operations of NTW until the asset purchase is finalized. Under the terms of the agreement, the purchase was to be completed by May 31, 2000. As of August 7, 2000, the Company is still in the process of negotiating the completion of the purchase.